Form 10-Q
period 2022-09-30
Sixth Street Lending Partners
filed 2022-11-10
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 814-01543

Sixth Street Lending Partners

(Exact name of registrant as specified in its charter)

Delaware	88-1710161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 621-3001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common shares of beneficial interest, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at November 10, 2022 was 14,886,052.

Sixth Street Lending Partners

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Balance Sheet as of September 30, 2022 (Unaudited)	4

	Consolidated Statements of Operations for the three months ended September 30, 2022 and the period from April 5, 2022 (Inception) to June 30, 2022 (Unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2022 (Unaudited)	6

	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2022 and the period from April 5, 2022 (Inception) to June 30, 2022 (Unaudited)	7

	Consolidated Statement of Cash Flows for the period from April 5, 2022 (Inception) to September 30, 2022 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Lending Partners (the “Company”, “we”, “us” or “our”) has filed with the U.S. Securities and Exchange Commission, or "SEC", the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
an economic downturn, including the current and future economic effects of the COVID-19 pandemic, could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in those portfolio companies;
•
such an economic downturn could disproportionately impact the companies in which we have invested and others that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
such an economic downturn could also impact availability and pricing of our financing;
•
an inability to access the capital markets could impair our ability to raise capital and our investment activities;
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheet

(Amounts in thousands, except share and per share amounts)

(Unaudited)

September 30,
2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $104,196)	$104,455
Cash and cash equivalents	291,369
Interest receivable	918
Prepaid expenses and other assets	586
Total Assets	$397,328
Liabilities
Debt (net of deferred financing costs of $2,493)	$214,704
Management fees payable to affiliate	26
Incentive fees on net capital gains accrued to affiliate	47
Other payables to affiliate	759
Other liabilities	2,464
Total Liabilities	218,000
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized, 7,287,800 shares issued and outstanding	73
Additional paid-in capital	180,529
Accumulated net loss	(1,274)
Total Net Assets	179,328
Total Liabilities and Net Assets	$397,328
Net Asset Value Per Share	$24.61

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	From April 5, 2022 (Inception) through
	September 30, 2022	September 30, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$965	$965
Other income	1	1
Total Investment Income	966	966
Expenses
Interest	400	400
Management fees	407	407
Incentive fees on net capital gains	47	47
Organizational fees	482	1,418
Offering fees	35	36
Professional fees	272	275
Trustees’ fees	116	116
Other general and administrative	295	298
Total expenses	2,054	2,997
Management fees waived (Note 3)	(381)	(381)
Net Expenses	1,673	2,616
Net Investment Loss	(707)	(1,650)
Unrealized and Realized Gains (Losses)
Net change in unrealized gains:
Non-controlled, non-affiliated investments	259	259
Translation of other assets and liabilities in foreign currencies	173	173
Total net change in unrealized gains	432	432
Realized losses:
Foreign currency transactions	(56)	(56)
Total net realized losses	(56)	(56)
Total Net Unrealized and Realized Gains	376	376
Decrease in Net Assets Resulting from Operations	$(331)	$(1,274)
Loss per common share—basic and diluted	$(0.12)	$(0.47)
Weighted average shares of common shares outstanding—basic and diluted (1)	2,698,595	2,698,595
(1)
Weighted average shares of Common Shares outstanding are calculated from the Commencement of Operations through September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of September 30, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (6)	Fair Value (5)	Percentage of Net Assets
Debt Investments
Chemicals
Erling Lux Bidco Sarl (3)(4)	First-lien loan (EUR 3,660 par, due 9/2028)	9/6/2022	E + 6.75%	7.46%	$3,586	$3,505 (EUR 3,578)	2.0%
	First-lien loan (GBP 3,538 par, due 9/2028)	9/6/2022	S + 6.75%	8.44%	3,564	3,450 (GBP 3,090)	1.9%
					7,150	6,955	3.9%
Retail and Consumer Products
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($100,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	10.87%	97,046	97,500	54.4%

Total Debt Investments					104,196	104,455	58.3%
Total Investments					$104,196	$104,455	58.3%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, the Company does not “control” any of the portfolio companies.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2022.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.75% of total assets as of September 30, 2022.
(5)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.
(6)
As of September 30, 2022, the tax cost of the Company's investments approximates the amortized cost.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Accumulated Net Loss	Total Net Assets
Balance at April 5, 2022 (Inception)	—	$—	$—	$—	$—
Net decrease in net assets resulting from operations:
Net investment loss	—	—	—	(943)	(943)
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of Common Shares	1,200	1	29	—	30
Balance at June 30, 2022	1,200	$1	$29	$(943)	$(913)
Net decrease in net assets resulting from operations:
Net investment loss	—	—	—	(707)	(707)
Net change in unrealized gains on investments and foreign currency translation	—	—	—	432	432
Net realized losses on investments and foreign currency transactions	—	—	—	(56)	(56)
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of Common Shares	7,286,600	72	180,500	—	180,572
Balance at September 30, 2022	7,287,800	$73	$180,529	$(1,274)	$179,328

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

From April 5, 2022 (Inception) through
September 30, 2022
Cash Flows from Operating Activities
Decrease in net assets resulting from operations	$(1,274)
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) on investments	(259)
Net change in unrealized (gains) on foreign currency transactions	(173)
Net amortization of discount on investments	(48)
Amortization of deferred financing costs	103
Purchases and originations of investments, net	(104,148)
Changes in operating assets and liabilities:
Interest receivable	(918)
Prepaid expenses and other assets	(586)
Management fees payable to affiliate	26
Incentive fees on net capital gains accrued to affiliate	47
Payable to affiliate	759
Other liabilities	2,464
Net Cash Used in Operating Activities	(104,007)
Cash Flows from Financing Activities
Borrowings on debt	217,370
Deferred financing costs	(2,596)
Proceeds from issuance of common shares	180,602
Net Cash Provided by Financing Activities	395,376
Net Increase in Cash and Cash Equivalents	291,369
Cash and cash equivalents, beginning of period	—
Cash and Cash Equivalents, End of Period	$291,369

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Lending Partners (the “Company”) is a Delaware statutory trust formed on April 5, 2022 (inception). The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Lending Partners Advisers, LLC (the “Adviser”). On May 12, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding, LLC, a Delaware limited liability company. On May 12, 2022, the Company formed a wholly-owned subsidiary, SSLP Lending, LLC, a Delaware limited liability company.

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest (the "Common Shares") to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act. Common Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares of the Company pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the investors.

The Company completed its initial closing of capital commitments and commenced its loan origination and investment activities on August 31, 2022 ("Commencement of Operations"), the date of receipt of the initial drawdown from investors in the Private Offering.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included. The results of operations for interim periods are not indicative of results to be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation.

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less, and restricted cash pledged as collateral for certain centrally cleared derivative instruments. Cash and cash equivalents denominated in U.S. dollars are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

Investments at Fair Value

Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Investment transactions purchased through the secondary markets are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by the Company’s Board of Trustees (the “Board”), based on, among other things, the input of the Adviser, the Company’s Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, including and in combination of: the estimated enterprise value of a portfolio company (that is, the total value of the portfolio company’s net debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•
The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.
•
The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.
•
The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties including independent third-party valuation firms engaged at the direction of the Board.

The Company conducts this valuation process on a quarterly basis.

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2022, given the timing of the closing of the initial investments the company made during the quarter, in accordance with the valuation process, the independent third-party valuation firms were not required to perform any procedures over the Company’s investments.

The Company applies Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC Topic 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment, including the impact of changes in broader market indices and credit spreads, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•
cash and cash equivalents, market value of investments, outstanding debt on revolving credit facilities, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•
purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the consolidated statements of operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Organization and Offering Expenses

Organization and offering costs will be borne by the Company and have been advanced from the Adviser subject to recoupment. Costs associated with the organization of the Company have been expensed as incurred, subject to the limitation described below. These expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of Common Shares of the Company will be capitalized as deferred offering expenses on the Consolidated Balance Sheet and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of its Common Shares.

The Company will not bear more than an amount equal to 0.10% of the aggregate Commitments of the Company for organization and offering expenses in connection with the offering of Common Shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliates will bear the excess costs. To the extent that the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf, provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

As of September 30, 2022, the Company incurred $0.3 million of organization and offering costs in excess of 0.10% of the Company’s total Capital Commitments, all of which have been borne by the Adviser and is subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of discounts and premiums. Discounts and premiums to par value on securities purchased or originated are amortized into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Unless providing services in connection with an investment, such as syndication, structuring or diligence, all or a portion of any loan fees received by the Company will be deferred and amortized over the investment’s life using the effective interest method.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, diligence fees, or other service-based fees, and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

Earnings (Loss) per share

The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares of Common Shares outstanding from the Commencement of Operations through September 30, 2022. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of Common Shares outstanding during the period.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are expected to be reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Prepaid expenses and other assets on the date incurred. The transaction-related costs of pursuing investments not otherwise reimbursed are borne by the Company and for successfully completed investments included as a component of the investment’s cost basis.

Cash advances received in respect of transaction-related expenses are recorded as Cash and cash equivalents with an offset to Other liabilities or Other payables to affiliates. Other liabilities or Other payables to affiliates are relieved as reimbursable expenses are incurred.

Income Taxes, Including Excise Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its RIC status, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that the estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income.

Dividends to Common Shareholders

Dividends to common shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Board has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or distribution, then shareholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional Common Shares as described below.

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

3. Agreements and Related Party Transactions

Administration Agreement

On June 28, 2022, the Company entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company pays or reimburses the Adviser for certain expenses incurred by any such affiliates or third parties for work done on its behalf.

No person who is an officer, trustee or employee of the Adviser or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of our officers who provide operational and administrative services to us pursuant to the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate). Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Financial Officer, Chief Compliance Officer, and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to us. The Company reimburses the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company. The Company may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Trustees who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the three months ended September 30, 2022, the Company has incurred $0.1 million for administrative services payable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

On June 28, 2022, the Company entered into the Investment Advisory Agreement with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee (the "Management Fee") and an incentive fee (the "Incentive Fee").

The Management Fee shall be calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial month or quarter will be appropriately prorated.

For the three months ended September 30, 2022, Management Fees (gross of waivers) were $0.4 million.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three months ended September 30, 2022, Management Fees of $0.4 million have been waived.

The Incentive Fee consists of two parts, as follows:

(i)
The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-Incentive Fee net investment income in excess of a 1.5% quarterly hurdle rate, until the Adviser has received 12.5% (17.5% subsequent to an

Exchange Listing) of total net investment income for that quarter, and 12.5% (17.5% subsequent to an Exchange Listing) of all remaining pre-Incentive Fee net investment income for that quarter.

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

(ii)
The second component, payable at the end of each fiscal year in arrears, will, prior to an Exchange Listing, equal 12.5% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain Incentive Fee for prior periods (the “Capital Gains Fee”). Following an Exchange Listing, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an Exchange Listing and from such Exchange Listing to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an Exchange Listing, the portion of the Company’s realized capital gains that accrued prior to an Exchange Listing will be subject to an Incentive Fee rate of 12.5% and the portion of the Company’s realized capital gains that accrued following an Exchange Listing will be subject to an Incentive Fee rate of 17.5%.

For purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the average daily hurdle calculation value throughout the immediately preceding calendar quarter.

Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, or the Advisers Act, prohibits the Adviser from receiving the payment of fees on unrealized gains until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future.

For the three months ended September 30, 2022, Incentive Fees were $47 thousand. For the three months ended September 30, 2022, $47 thousand of Incentive Fees were accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and Capital Gains Incentive Fees paid inception to date. As of September 30, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Expense Support Agreement

On June 28, 2022, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any interest (each an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to the Company's shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.

As of September 30, 2022, the Adviser has not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the

Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled, affiliated investments.

Investments at fair value consisted of the following at September 30, 2022:

	September 30, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$104,196	$104,455	$259
Total Investments	$104,196	$104,455	$259

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2022:

September 30, 2022
Chemicals	6.7%
Retail and Consumer Products	93.3%
Total	100.0%

The geographic composition of investments at fair value at September 30, 2022:

September 30, 2022
United States
Northeast	93.3%
Norway	6.7%
Total	100.0%

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2022:

	Fair Value Hierarchy at September 30, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$104,455	$104,455
Total	$—	$—	$104,455	$104,455

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2022:

	As of and for the Three Months Ended
	September 30, 2022
	First-lien debt investments	Total
Balance, beginning of period	$—	$—
Purchases or originations	104,148	104,148
Net change in unrealized gains	259	259
Net amortization of discount on securities	48	48
Transfers into (out of) Level 3	—	—
Balance, End of Period	$104,455	$104,455

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2022:

Net Change in Unrealized
Gains
for the Three Months Ended
September 30, 2022 on
Investments Held at
September 30, 2022
First-lien debt investments	$259
Total	$259

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$104,455	Income approach	Discount rate	8.35% — 12.17% (11.92%)	Decrease
Total	$104,455

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company’s capital structure.

Significant unobservable quantitative inputs typically considered in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. If debt investments are credit impaired, an enterprise value analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. For the Company’s Level 3 equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2022, approximates its carrying value as the outstanding balance is callable at carrying value.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 was 182.6%.

Debt obligations consisted of the following as of September 30, 2022:

	September 30, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$400,000	$217,197	$182,803	$214,704
Total Debt	$400,000	$217,197	$182,803	$214,704

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying value of the Revolving Credit Facility is presented net deferred financing costs of $2.5 million.

For the three months ended September 30, 2022, the components of interest expense were as follows:

Three Months Ended
September 30, 2022
Interest expense	$225
Commitment fees	72
Amortization of deferred financing costs	103
Total Interest Expense	$400
Average debt outstanding (in millions) (1)	$71.2
Weighted average interest rate (1)	5.0%
(1)
Average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Revolving Credit Facility, September 8, 2022.

Revolving Credit Facility

On September 1, 2022 (the "Closing Date"), the Company entered into a revolving credit agreement (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent (the "Administrative Agent"), letter of credit issuer, lead arranger and as a lender.

The maximum principal amount of the Revolving Credit Facility is $400 million, subject to availability under the borrowing base, which is based on unfunded capital commitments. The Revolving Credit Facility includes a provision permitting the Company to increase the size of the Revolving Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase.

The Revolving Credit Facility will mature upon the earliest of: (i) August 30, 2024 (the "Stated Maturity"); (ii) the date upon which the Administrative Agent declares the obligations under the Revolving Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Revolving Credit Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Revolving Credit Facility. At the Company’s option, the Stated Maturity Date may be extended by up 364 days, subject to satisfaction of customary conditions.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at the Company’s option (a) an adjusted Daily Simple SOFR rate plus 1.70%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.70% and (c) in the case of reference rate loans, 0.70% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.70% or (iii) in the case of loans denominated in sterling, the adjusted SONIA rate plus 1.70%. SOFR loans are subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at the Company’s election, subject to certain conditions. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had outstanding debt denominated in British pounds (GBP) of 3.2 million and Euro (EUR) of 3.7 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of September 30, 2022, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions)

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments; such commitments are incorporated into the Company’s assessment of its liquidity position. The Company’s senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. The Company’s senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

As of September 30, 2022, the Company had the following commitments to fund investments in current portfolio companies:

September 30, 2022
Erling Lux Bidco SARL - Delayed Draw & Revolver	$2,512
Total Portfolio Company Commitments (1)(2)	$2,512

(1)
Represents the full amount of the Company’s commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The Company’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of September 30, 2022, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.001 per share par value. On June 24, 2022, our Adviser purchased $30 thousand of Common Shares of the Company at a price of $25.00 per Common Share as our initial capital. These Common Shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act.

During the period ended September 30, 2022, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2022, the Company had received Capital Commitments totaling $1,556.4 million ($1,375.8 million remaining undrawn). On October 7, 2022, the Company had received additional Capital Commitments of $620 million.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the period ended September 30, 2022:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 24, 2022	1,200	$30
August 31, 2022	2,205,694	55,142
September 28, 2022	5,080,906	125,430
	7,287,800	$180,602

On October 27, 2022, the Company issued 7,598,252 Common Shares for proceeds received of $187.3 million.

9. Dividends

During the period ended September 30, 2022, no distributions had been declared or paid by the Company.

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for Shareholders. As a result, in the event of a declared dash distribution or other distribution, each Shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional Common Shares rather than receiving cash distributions. Shareholders who receive distributions in the form of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

10. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding from April 5, 2022 (Inception) through September 30, 2022.

From April 5, 2022 (Inception) through
September 30, 2022
Per Share Data
Net asset value, beginning of period	$25.00

Net investment income (1)	(0.61)
Net realized and unrealized gain (1)	0.14
Total from operations	(0.47)
Net Common Share Issuance	0.08
Total increase/(decrease) in net assets	(0.39)
Net Asset Value, End of Period	$24.61
Total return based on net asset value (2)	-1.56%
Common shares outstanding, end of period	7,287,800
Ratios / Supplemental Data (3)
Ratio of gross expenses to average net assets without management fee waiver	-13.13%
Ratio of net expenses to average net assets with management fee waiver	-9.18%
Ratio of net investment income to average net assets without management fee waiver	-3.11%
Ratio of net investment income to average net assets with management fee waiver	0.85%
Portfolio turnover	0.00%
Net assets, end of period	$179,328

(1)
The per share data was derived by using the weighted average Common Shares outstanding from the Commencement of Operations through September 30, 2022.
(2)
Total return based on net asset value is calculated as the change in net asset value per share from the Commencement of Operations through September 30, 2022, and has not been annualized.
(3)
The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.

11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the period ended September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q.

Overview

Sixth Street Lending Partners (the “Company”) is a Delaware statutory trust formed on April 5, 2022. The Adviser is our external manager. We have two wholly owned subsidiaries, SSLP Lending, LLC, a Delaware limited liability company, which has applied for a California finance lender and broker license, and Sixth Street LP Holding, LLC, a Delaware limited liability company, in which we may hold certain investments.

We have elected to be regulated as a BDC under the 1940 Act and intend to be treated as a RIC under the Code. As a result, we will be required to comply with various statutory and regulatory requirements, such as:

•
the requirement to invest at least 70% of our assets in “qualifying assets”;
•
source of income limitations;
•
asset diversification requirements; and
•
the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments.

We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt.

We seek to create a portfolio that includes primarily senior secured by primarily investing approximately $200 million to $500 million of capital, on average, in the securities of upper middle-market companies.

The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2022, the largest single investment based on fair value represented 93.3% of our total investment portfolio.

As of September 30, 2022, the average investment size in each of our portfolio companies was approximately $52.2 million based on fair value.

Through our Adviser, we consider potential investments utilizing a four-tiered investment framework and against our existing portfolio as a whole:

Business and sector selection. We will focus on companies with enterprise values above $750 million. When reviewing potential investments, we will seek to invest in businesses with high marginal cash flow, recurring revenue streams and where we believe credit quality will improve over time. We will look for portfolio companies that we think have a sustainable competitive advantage in growing industries or distressed situations. We will also seek companies where our investment will have a low loan-to-value ratio. We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies.

As of September 30, 2022, the largest industry represented 93.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2022, approximately 100.0% of our portfolio was invested in secured debt, including 100.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2022, the weighted average term on new investment commitments in new portfolio companies was 5.1 years.

Deal Dynamics. We will focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of September 30, 2022, we had call protection on 100.0% of our debt investments based on fair value, with weighted average call prices of 112.2% for the first year, 105.2% for the second year and 101.5% for the third year, in each case from the date of the initial investment. As of September 30, 2022, 100.0% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Robust mitigation. We will seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. In addition, most of our investments are floating rate in nature, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $60 billion of assets under management as of September 30, 2022. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 460 investment and operating professionals. As of September 30, 2022, forty-one (41) of these personnel are dedicated to our business, including thirty-three (33) investment professionals.

Our Adviser consults with Sixth Street in connection with a substantial number of our investments. The Sixth Street platform provides us with a breadth of large and scalable investment resources. We believe we benefit from Sixth Street’s market expertise, insights into industry, sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. Sixth Street and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us.

On August 3, 2022, we, the Adviser and certain of our affiliates were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested.

We believe our ability to co-invest with Sixth Street affiliates is particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with Sixth Street affiliates we will continue to be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee, or the Management Fee, and may also pay certain incentive fees, or the Incentive Fees.

Under the terms of the Administration Agreement, the Adviser also provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination of loans to upper middle-market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2022, 100.0% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our Revolving Credit Facility bears interest at floating rates. Macro trends in base interest rates like LIBOR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

In addition to interest income, our net investment income may also be driven by prepayment and other fees, which also can vary significantly from quarter to quarter. The level of prepayment fees is generally correlated to the movement in credit spreads and risk premiums, but also will vary based on corporate events that may take place at an individual portfolio company in a given period—e.g., merger and acquisition activity, initial public offerings and restructurings. As noted above, generally a small but varied number of portfolio companies may make prepayments in any quarter, meaning that changes in the amount of prepayment fees received can vary significantly between periods and can vary without regard to underlying credit trends.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective interest method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. We record prepayment premiums on loans as interest income when earned. We also may generate revenue in the form of commitment, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees. The frequency or volume of these items of revenue may fluctuate significantly.

Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Our portfolio activity may also reflect the proceeds of sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the consolidated statements of operations.

Expenses

Our primary operating expenses include organizational fees and operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other costs and expenses of our operations, administration and transactions, including those relating to:

•
organizational and offering expenses related to the Company’s initial private offering of Common Shares (up to an aggregate of 0.10% of total Capital Commitments to the Company, it being understood and agreed that the Adviser shall bear all such organizational and offering expenses related to the Company’s initial private offering of Common Shares in excess of such amount);
•
calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•
expenses, including travel expenses, incurred by the Adviser, or members of our Investment Team, or payable to third parties, in respect of due diligence on prospective portfolio companies and, if necessary, in respect of enforcing our rights with respect to investments in existing portfolio companies;
•
the costs of any public offerings of our Common Shares and other securities, including registration and listing fees;
•
the Management Fee and any Incentive Fee;
•
certain costs and expenses relating to distributions paid on our Common Shares;
•
administration fees payable under our Administration Agreement;
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs);
•
debt service and other costs of borrowings or other financing arrangements;
•
the Adviser’s allocable share of costs incurred in providing significant managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, making or holding investments;
•
transfer agent and custodial fees;
•
costs of hedging;
•
commissions and other compensation payable to brokers or dealers;
•
taxes;
•
independent trustees fees and expenses;
•
the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•
our fidelity bond;
•
trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•
indemnification payments;
•
direct costs and expenses of administration, including audit, accounting, consulting and legal costs; and
•
all other expenses reasonably incurred by us in connection with making investments and administering our business.

We expect that during periods of asset growth, our general and administrative expenses will be relatively stable or will decline as a percentage of total assets, and will increase as a percentage of total assets during periods of asset declines.

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions, however, under the 1940 Act, our total borrowings are limited so that our asset coverage ratio cannot fall below 150% immediately after any borrowing, as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities from time to time.

Market Trends

We believe trends in the middle-market lending environment, including the limited availability of capital from traditional regulated financial institutions, strong demand for debt capital and specialized lending requirements, are likely to continue to create favorable opportunities for us to invest at attractive risk-adjusted rates.

Subsequent to the global financial crisis, the implementation of regulatory changes such as Basel III requirements, Leverage Lending Guidance, and the Volker Rule, tightened risk appetites and reduced the capacity of traditional lenders to serve middle-market companies. We believe that these dynamics create a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

This market dynamic is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. As a result, the opportunities for dedicated private lenders such as us has continued to expand.

An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics for investors such as BDCs. The negotiated nature of middle-market financings also generally provides for more favorable terms to the lenders, including stronger covenant and reporting packages, better call protection and lender-protective change of control provisions. We believe that BDCs have flexibility to develop loans that reflect each borrower’s distinct situation, provide long-term relationships and a potential source for future capital, which renders BDCs, including us, attractive lenders.

In late 2019 and early 2020, the novel coronavirus SARS-CoV-2 and related respiratory disease COVID-19 spread rapidly across the world, including to the United States. This outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. It is currently impossible to determine the scope of this or any future outbreak, how long any such outbreak and market disruption, volatility or uncertainty may last, the effect any governmental actions and changes in base interest rates will have or the full potential impact on us, our industry and our portfolio companies.

Portfolio and Investment Activity

As of September 30, 2022, our portfolio based on fair value consisted of 100.0% first-lien debt investments.

As of September 30, 2022, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.6%, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.6%.

As of September 30, 2022, we had investments in 2 portfolio companies, with an aggregate fair value of $104.5 million.

For the three months ended September 30, 2022, the principal amount of new investments funded was $106.9 million in two new portfolio companies. There have been no exits or repayments.

Our investment activity for the three months ended September 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
($ in millions)	September 30, 2022
New investment commitments:
Gross originations	$109.5
Principal amount of investments funded:
First-lien	$106.9
Principal amount of investments sold or repaid:
First-lien	$—
Number of new investment commitments in new portfolio companies	2
Average new investment commitment amount in new portfolio companies	$54.9
Weighted average term for new investment commitments in new portfolio companies (in years)	5.1
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	N/A
Weighted average interest rate of new investment commitments	11.3%
Weighted average spread over reference rate of new floating rate investment commitments	7.7%
Weighted average interest rate on investments fully sold or paid down	N/A

As of September 30, 2022, our investments consisted of the following:

	September 30, 2022
($ in millions)	Fair Value	Amortized Cost
First-lien debt investments	104.5	104.2
Total	$104.5	$104.2

We have no non-accrual investments as of September 30, 2022

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2022 were as follows:

September 30, 2022
Weighted average total yield of debt and income producing securities (1)	11.6%
Weighted average interest rate of debt and income producing securities	10.7%
Weighted average spread over reference rate of all floating rate investments	7.8%

(1)
Weighted average total portfolio yield at fair value was 11.6% at September 30, 2022.

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the industry;
•
attendance at, and participation in, board meetings; and
•
review of monthly and quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

•
An investment is rated 1 if, in the opinion of the Adviser, it is performing as agreed and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements. For these investments, the Adviser generally prepares monthly reports on investment performance and intensive quarterly asset reviews.
•
An investment is rated 2 if it is performing as agreed, but, in the opinion of the Adviser, there may be concerns about the company’s operating performance or trends in the industry. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also researches any areas of concern with the objective of early intervention with the portfolio company.
•
An investment will be assigned a rating of 3 if it is paying its obligations to us as agreed but a material covenant violation is expected. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also adds the investment to its “watch list” and researches any areas of concern with the objective of early intervention with the portfolio company.
•
An investment will be assigned a rating of 4 if a material covenant has been violated, but the company is making its scheduled payments on its obligations to us. For these investments, the Adviser generally prepares a bi-monthly asset review email and generally has monthly meetings with the portfolio company’s senior management. For investments where there have been material defaults, including bankruptcy filings, failures to achieve financial performance requirements or failure to maintain liquidity or loan-to-value requirements, the Adviser often will take immediate action to protect its position. These remedies may include negotiating for additional collateral, modifying investment terms or structure, or payment of amendment and waiver fees.
•
A rating of 5 indicates an investment is in default on its interest and/or principal payments. For these investments, our Adviser reviews the investments on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration of our investment. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

September 30, 2022
Investment	Investments at
Performance	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio
1	$104.5	100.0%
2	—	—
3	—	—
4	—	—
5	—	—
Total	$104.5	100.0%

Results of Operations

Comparative financial statements are not presented as we had neither incurred expenses nor generated revenues for the year ago period. Operating results for the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022 were as follows:

	Three Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2022	September 30, 2022
Total investment income	$1.0	$1.0
Less: Net expenses	1.7	2.7
Net investment income before income taxes	(0.7)	(1.7)
Less: Income taxes, including excise taxes	—	—
Net investment loss	(0.7)	(1.7)
Net realized losses	(0.1)	(0.1)
Net change in unrealized gains	0.5	0.5
Net decrease in net assets resulting from operations	$(0.3)	$(1.3)

Investment Income

	Three Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2022	September 30, 2022
Interest from investments	$1.0	$1.0
Other income (1)	0.0	0.0
Total investment income	$1.0	$1.0

(1)
Amounts round to less than $0.1 million

For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio increased to $104.5 million at fair value at September 30, 2022.

Expenses

Operating expenses for the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, were as follows:

	Three Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2022	September 30, 2022
Interest	$0.4	$0.4
Management fees (net of waivers) (1)	0.0	0.0
Incentive fees related to realized/unrealized capital gains (1)	0.0	0.0
Organizational	0.5	1.5
Professional fees	0.3	0.3
Trustees fees	0.1	0.1
Other general and administrative	0.4	0.4
Net Expenses	$1.7	$2.7

(1)
Amounts round to less than $0.1 million

Interest

Interest expense for the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022 was driven by average borrowings of $71.2 million from the period we closed our Revolving Credit Facility through September 30, 2022. The average interest rate during that period was 5.00%.

Management Fees

Management Fees (gross of waivers) for the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022 were driven by our deployment of capital. The Adviser waived Management Fees of $0.4 million from April 5, 2022 (Inception) through September 30, 2022.

Incentive Fees

There were no Incentive Fees related to pre-Incentive Fee net investment income from April 5, 2022 (Inception) through September 30, 2022. For the period from April 5, 2022 (Inception) through September 30, 2022 $47 thousand of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational Fees

Organizational fees for three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022 were driven by our private offering. We will not bear more than an amount equal to 0.10% of the aggregate Commitments for organization and offering expenses in connection with the offering of our Common Shares. As of September 30, 2022, we have incurred $0.3 million of organization and offering costs in excess of the 0.10% of aggregate Commitments, all of which have been bore by the Adviser. To the extent that our Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs.

Professional Fees, Trustees Fees, and Other General and Administrative Expenses

Professional fees, trustees fees, and other general and administrative expenses from April 5, 2022 (Inception) through September 30, 2022 were $0.3 million, $0.1 million, $0.4 million.

Expense Support Agreement

On June 28, 2022, the we entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser a may pay certain expenses of ours, provided that no portion of the payment will be used to pay any interest (each an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to the Company's shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.

As of September 30, 2022, the Adviser has not provided any written commitments for Expense Payments. We have not made any Reimbursement Payments to the Adviser. We may or may not reimburse remaining expense support in the future.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain RIC status, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022:

	Three Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2022	September 30, 2022
Net realized losses on foreign currency transactions	$(0.1)	$(0.1)
Net Realized Losses	$(0.1)	$(0.1)

Change in unrealized gains on investments	$0.5	$0.5
Change in unrealized losses on investments	(0.2)	(0.2)
Net Change in Unrealized Gains on Investments	$0.3	$0.3
Unrealized gains on foreign currency borrowings	0.2	0.2
Net Change in Unrealized Gains on Foreign Currency Transactions	$0.2	$0.2

Net Change in Unrealized Gains	$0.5	$0.5

For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022 we had $0.5 million in unrealized gains on investments, which were offset by $0.2 million in unrealized losses on investments. Unrealized gains were driven by an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses were driven by fluctuations in the GBP and EUR exchange rates.

For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022 unrealized gains on foreign currency borrowings were driven by fluctuations in the GBP and EUR exchange rates.

Foreign Currency Hedging

For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022 we incurred $0.2 million of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022.

See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 6 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2022. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, and cash flows from operations. The primary uses of our cash and cash equivalents are:

•
investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements;
•
the cost of operations (including paying our Adviser);
•
debt service, repayment, and other financing costs; and
•
cash dividends to the holders of our shares.

We intend to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above.

As of September 30, 2022, our asset coverage ratio was 182.6%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2022, taken together with cash available under our credit facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022, we had approximately $182.8 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2022, we had $291.4 million in cash and cash equivalents. From April 5, 2022 (Inception) through September 30, 2022, cash used in operating activities was $104.0 million, primarily attributable to funding portfolio investments of $104.1 million, other operating activity of $1.3 million and a decrease in net assets resulting from operations of $1.1 million, which were partially offset by an increase in other liabilities of $2.5 million. Cash provided by financing activities was $395.4 million during the period due to borrowings of $217.4 million and proceeds from issuance of Common Shares of $180.6 million, which were partially offset by deferred financing costs of $2.6 million.

Equity

The following table summarizes the total Shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the period ended September 30, 2022:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 24, 2022 (1)	1,200	$0.0
August 31, 2022	2,205,694	55.1
September 28, 2022	5,080,906	125.4
	7,287,800	$180.6
(1)
Amounts round to less than $0.1 million

During the period ended September 30, 2022, we entered into Subscription Agreements with investors providing for the private placement of our Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2022, the we had received Capital Commitments totaling $1,556.4 million ($1,375.8 million remaining undrawn). On October 7, 2022, we received additional Capital Commitments of $620 million.

Debt

Debt obligations consisted of the following as of September 30, 2022:

	September 30, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$400.0	$217.2	$182.8	$214.7
Total Debt	$400.0	$217.2	$182.8	$214.7

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility is presented net of deferred financing costs of $2.5 million.

As of September 30, 2022, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Revolving Credit Facility

On September 1, 2022, the we entered into a revolving credit agreement (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent.

As of September 30, 2022, aggregate commitments under the facility were $400 million.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2022, we had outstanding debt denominated in British pounds of 3.2 million, and Euro of 3.7 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum
Commitment. As of September 30, 2022 we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) an adjusted Daily Simple SOFR rate plus 1.70%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.70% and (c) in the case of reference rate loans, 0.70% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.70% or (iii) in the case of loans denominated in sterling, the adjusted SONIA rate plus 1.70%. SOFR loans are subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at our election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments..

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2022 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2022
Erling Lux Bidco SARL - Delayed Draw & Revolver	$2.5
Total Portfolio Company Commitments (1)(2)	$2.5

(1)
Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of September 30, 2022, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.

Under the Administration Agreement, our Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse our Adviser or its affiliates for the allocable portion (subject to the review and approval of our Board) of expenses incurred by it in performing its obligations under the Administration Agreement, and the fees and expenses associated with performing compliance functions. Such reimbursable amounts include the allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement. We reimburse the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on a percentage of time those individuals devote, on an estimated basis, to our business and affairs. We may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Our Adviser also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2022 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$217.2	$—	$217.2	$—	$—
Total Contractual Obligations	$217.2	$—	$217.2	$—	$—

Distributions

We intend to elect to be regulated and qualify for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

•
investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•
net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our shareholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the U.S. federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly dividends to our shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the stockholder rather than our income or gains. Shareholders should read any written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a cash dividend or other distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our Common Shares rather than receiving cash dividends. Shareholders who receive distributions in the form of shares of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement; and
•
the Administration Agreement

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Registration Statement on Form 10, filed with the SEC on August 23, 2022, and elsewhere in our filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund portions of our investments with borrowings. Our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
As of September 30, 2022, 100.0% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facility also bears interest at floating rates.

Assuming that our consolidated balance sheet as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$3.2	$6.5	$(3.3)
Up 200 basis points	$2.1	$4.3	$(2.2)
Up 100 basis points	$1.1	$2.2	$(1.1)
Down 25 basis points	$(0.3)	$(0.5)	$0.3
Down 50 basis points	$(0.5)	$(1.1)	$0.5

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Reports on Form 8-K filed with SEC on September 6, 2022, October 4, 2022, and November 1, 2022 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)
Exhibits.

3.1	Second Amended and Restated Declaration of Trust (1)
3.2	Bylaws (2)
4.1	Form of Subscription Agreement (3)
10.1	Advisory Agreement (4)
10.2	Administration Agreement (5)
10.3	Trademark and License Agreement (6)
10.5	Expense Support and Conditional Reimbursement Agreement (7)
10.6	Revolving Credit Agreement, dated as of September 1, 2022, by and among Sixth Street Lending Partners and Wells Fargo Bank, N.A. (8)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL documentt

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on August 22, 2022.

(2) Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(3) Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(4) Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(5) Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(6) Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(7) Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(8) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01543), filed on September 6, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sixth Street Lending Partners

Date: November 10, 2022	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer