Form 10-K
period 2022-12-31
Sixth Street Lending Partners
filed 2023-02-17
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-01543

Sixth Street Lending Partners

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-1710161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (469) 621-3001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common shares of beneficial interest, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share (the "Common Shares"), outstanding at February 17, 2023 was 21,882,028.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET LENDING PARTNERS

Index to Annual Report on Form 10-K for

Year Ended December 31, 2022

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Lending Partners, has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
an economic downturn could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in those portfolio companies;
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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “we,” “us,”, “our,” and “the Company” refer to Sixth Street Lending Partners. The term “Adviser” refers to Sixth Street Lending Partners Advisers, LLC, a Delaware limited liability company. The term “Sixth Street” refers to Sixth Street Partners, LLC (formerly known as “TSSP” or “TPG Sixth Street Partners”).

ITEM 1. BUSINESS

General

Our Company

We are organized as a Delaware statutory trust named Sixth Street Lending Partners. We are focused on lending to upper middle-market companies. The Company was formed on April 5, 2022. Since we began our investment activities in August 2022, through December 31, 2022, we have originated approximately $1.7 billion aggregate principal amount of investments and retained approximately $0.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments. By “upper middle-market companies,” we mean companies that have annual EBITDA (as defined below), which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of December 31, 2022, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 88.1% of our total investments based on fair value, had weighted average annual revenue of $352.6 million and weighted average annual EBITDA of $112.3 million.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.

We have operated as a business development company, or a BDC, since we began our investment activities in August 2022. In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2022, based on fair value our portfolio consisted of 99.0% first-lien debt investments and 1.0% equity and other investments. As of December 31, 2022, 100% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2022 we had investments in 10 portfolio companies, with an average investment size of approximately $80.9 million based on fair value. As of December 31, 2022, the largest single investment based on fair value represented 17.3% of our total investment portfolio.

As of December 31, 2022, our portfolio was invested across seven different industries. The largest industries in our portfolio as of December 31, 2022 were financial services and retail and consumer products, which represented, as a percentage of our portfolio, 32.4%, and 29.4% respectively, based on fair value.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. As a consequence of our BDC and RIC elections, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections.

We borrow money from time to time within the levels permitted by the 1940 Act to fund investments and for general corporate purposes. Under the 1940 Act, we can incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares is at least 150%. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of those borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred shares offerings to make investments has its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred shares are borne by us, and ultimately the holders of our Common Shares. See “ITEM 1A. Risk Factors—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” See also “Regulation as a Business Development Company—Senior Securities.”

Our operations comprise only a single reportable segment.

Relationship with our Adviser, and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator, and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us, which we refer to as our Investment Team. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and Sixth Street Partners, LLC or “Sixth Street.”

Sixth Street is a global investment business with over $65 billion of assets under management as of December 31, 2022. Sixth Street’s core platforms include Sixth Street Lending Partners, Sixth Street Specialty Lending, which is aimed at U.S. middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 475 investment and operating professionals. As of December 31, 2022, 44 of these personnel are dedicated to our business, including 34 investment professionals.

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

On August 3, 2022, we, the Adviser and certain of our affiliates were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. See “Regulation as a Business Development Company—Transactions with our Affiliates.”

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

Investment Criteria/Guidelines

Investment Decision Process

Our investment approach involves, among other things:

•
an assessment of the markets, overall macroeconomic environment and how the assessment may impact industry and investment selection;
•
substantial company-specific research and analysis; and
•
with respect to each individual company, an emphasis on capital preservation, low volatility and management of downside risk.

The foundation of our investment philosophy incorporates intensive analysis, a management discipline based on both market technicals and fundamental value-oriented research, and consideration of diversification within our portfolio. We follow a rigorous investment process based on:

•
a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;
•
an evaluation of management and its economic incentives;
•
an analysis of business strategy and industry trends; and
•
an in-depth examination of a prospective portfolio company’s capital structure, financial results and projections.

We seek to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises, while focusing on the absolute and relative value of the investment.

Investment Process Overview

Origination and Sourcing

The substantial majority of our investments are not intermediated and are originated without the assistance of investment banks or other traditional Wall Street sources. In addition to executing direct calling campaigns on companies based on the Adviser’s sector and macroeconomic views, our Investment Team also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of investment opportunities. The substantial majority of our deals are informed by our current sector views and are sourced directly by our Adviser through our network of contacts. We also identify opportunities through our Adviser’s relationships with Sixth Street.

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, our diligence of each opportunity may include:

•
understanding the purpose of the capital requirement, the key personnel and variables, as well as the sources and uses of the proceeds;
•
meeting the company’s management, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•
checking management’s backgrounds and references;
•
performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•
contacting customers and vendors to assess both business prospects and standard practices;
•
conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•
researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•
assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•
leveraging Sixth Street internal resources with institutional knowledge of the company’s business; and
•
investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by senior investment professionals. If these senior and other investment professionals are supportive of pursuing the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate, on a case-by-case basis.

Issuance of Formal Commitment

Approval of an investment requires the approval of the Investment Review Committee. Once we have determined that a prospective portfolio company is suitable for investment, we work with the management or financial sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

Portfolio Monitoring

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company.

The Adviser has a number of methods of evaluating and monitoring the performance of our investments, which may include the following:

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
•
A rating of 5 indicates an investment is in default on its interest and/or principal payments. For these investments, our Adviser reviews the investment on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration of our investment. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout.

For more information on the investment performance ratings of our portfolio, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Portfolio and Investment Activity.”

Investment Review Committee

The Adviser manages our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee includes certain individuals who are senior personnel of the Adviser and Sixth Street, as well as certain other persons appointed by the Adviser from time to time. Our Investment Team and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of Sixth Street.

Structure of Investments

Since beginning our investment activities in August 2022, we have sought to generate current income primarily in U.S.-domiciled upper-middle market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity and other investments.

Debt Investments

The terms of our debt investments are tailored to the facts and circumstances of each transaction and prospective portfolio company. We negotiate the structure of each investment to protect our rights and manage our risk while providing funding to help the portfolio company achieve its business plan. We invest in the following types of debt:

•
First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first-lien loans, “unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans.
•
Stand-alone first-lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•
“Last out” first-lien loans. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject.
•
“Unitranche” loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the borrower most, if not all, of the capital structure above the equity. The primary advantages to the borrower are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues.

•
Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•
“Mezzanine” and “Unsecured” debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt and may not have the benefit of financial covenants common in first-lien and second-lien debt. Unsecured debt may rank junior as it relates to proceeds in certain liquidations where it does not have the benefit of a lien in specific collateral held by creditors (typically first lien and/or second lien) who have a perfected security interest in such collateral. However, both mezzanine and unsecured debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine and unsecured debt investments generally offer lenders fixed returns in the form of interest payments and mezzanine debt will often provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine and unsecured debt generally bears a higher stated interest rate than first-lien and second-lien debt.

Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. We seek to limit the downside potential of our investments by:

•
requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; and
•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board under some circumstances.

Among the types of first-lien debt in which we invest, we generally are able to obtain higher effective interest rates on our “last out” first-lien loans than on other types of first-lien loans, since our “last-out” first-lien loans generally are more junior in the capital structure. Within our portfolio, we aim to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, which allows us to achieve our target returns while maintaining our targeted amount of credit risk.

Equity and Other Investments

Our loans may include an equity interest in the issuer, such as a warrant or profit participation right. In certain instances, we also will make equity investments, although those situations are generally limited to those cases where we are also making an investment in a more senior part of the capital structure of the issuer.

Investments

As of December 31, 2022, we had made investments with an aggregate fair value of $808.8 million in 10 portfolio companies.

Investments consisted of the following at December 31, 2022:

	December 31, 2022
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$801.2	$801.0	$(0.2)
Equity and other investments	7.8	7.8	—
Total Investments	$809.0	$808.8	$(0.2)

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2022 was as follows:

December 31, 2022
Business Services	0.8%
Chemicals	2.4%
Financial Services	32.4%
Human Resource Support Services	18.0%
Internet Services	0.7%
Manufacturing	16.3%
Retail and Consumer Products	29.4%
Total	100.0%

We classify the industries of our portfolio companies by end-market (such as Financial Services and Retail and Consumer Products) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2022 was as follows:

December 31, 2022
United States
Midwest	18.1%
Northeast	45.5%
South	0.7%
West	32.5%
Germany	0.4%
Luxembourg	0.4%
Norway	2.4%
Total	100.0%

Investment Commitments

As of December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2022
Avalara, Inc. - Revolver	$13.6
BTRS Holdings, Inc. - Delayed Draw & Revolver	25.9
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.6
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.0
OutSystems Luxco SARL - Delayed Draw	2.1
Ping Identity Holding Corp. - Revolver	13.6
Total Portfolio Company Commitments (1)(2)	$62.8

(1)
Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
Our estimate of the fair value of the current investments in these portfolio companies includes as analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of December 31, 2022, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Competition

We compete for investments with a number of capital providers, including BDCs, other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing, including the broadly syndicated loan market and high yield capital market. Many of these capital providers have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Capital Resources and Borrowings

We anticipate generating cash in the future from cash flows from operations, including interest received on our cash and cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and through issuances of Common Shares.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022, our asset coverage was 201.6%. See “Regulation as a Business Development Company—Senior Securities” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.

Our debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value(2)
Subscription Facility	$700.0	$538.0	$162.0	$534.1
Total Debt	$700.0	$538.0	$162.0	$534.1

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility (as defined below) and asset coverage requirements.

For the period from April 5, 2022 (Inception) through December 31, 2022, the components of interest expense were as follows:

($ in millions)	From April 5, 2022 (Inception) through December 31, 2022
Interest expense	$4.6
Commitment fees	0.2
Amortization of deferred financing costs	0.4
Total Interest Expense	$5.2
Average debt outstanding	$219.4
Weighted average interest rate	6.3%

For more information on our debt, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS——Financial Condition, Liquidity and Capital Resources.”

Dividend Policy

We intend to elect to be regulated and qualify for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90% of the sum of our:

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly dividends to our shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read any written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

Dividend Reinvestment Plan

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a cash dividend or other distribution, each shareholder that has not “opted out” of our dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our Common Shares rather than receiving cash dividends. Shareholders who receive distributions in the form of shares of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Administration

Each of our executive officers is an employee of our Adviser or its affiliates. We do not currently have any employees and do not expect to have any employees. Individuals who are employees of our Adviser or its affiliates provide services necessary for our business under the terms of the Investment Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by our Adviser and the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Adviser or its affiliates. Our Investment Team focuses on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). See “Investment Advisory Agreement; Administration Agreement; License Agreement” below.

In addition to our Adviser, Sixth Street has a team of over 475 investment and operating professionals. As of December 31, 2022, forty four (44) of these personnel are dedicated to our business, including thirty four (34) investment professionals.

Management Agreements

Investment Advisory Agreement; Administration Agreement; License Agreement

On June 28, 2022, we entered into the Investment Advisory Agreement with our Adviser.

Under the Investment Advisory Agreement, the Adviser:

•
determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing those changes;
•
identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);
•
determines the assets we will originate, purchase, retain or sell;
•
closes, monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender or equity holder; and
•
provides us other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds, including providing operating and managerial assistance to us and our portfolio companies, as required.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired.

Under the terms of the Investment Advisory Agreement, we pay the Adviser a base management fee, or the “Management Fee,” and may also pay certain incentive fees, or “Incentive Fees”.

The Management Fee is calculated at an annual rate of 1.5% based on the average value of our gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears.

For the period ended December 31, 2022, Management Fees (gross of waivers) were $2.7 million.

For the period ended December 31, 2022 Management Fees of $2.0 million were waived.

Any waived Management Fees are not subject to recoupment by the Adviser.

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

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Adviser will not be obligated to return cash to the Company if the Incentive Fee it receives on investments with deferred interest are later determined to be uncollectible. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter.

Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an Incentive Fee for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees on unrealized gains until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future.

For the period ended December 31, 2022, Incentive Fees on net investment income were $1.0 million. For the period ended December 31, 2022, there was no accrual for capital gains Incentive Fees.

Our Board monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

On June 28, 2022, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See "-Payment of Our Expenses" below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser for certain expenses incurred by any such affiliates or third parties for work done on its behalf. For the period from April 5, 2022 (Inception) through December 31, 2022, we incurred expenses of $0.5 million, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

From time to time, the Adviser may pay amounts owed by us to third-party providers of goods or services, including the Board, and we will subsequently reimburse the Adviser for such amounts paid on our behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

No person who is an officer, trustee or employee of the Adviser or its affiliates and who serves as our trustee receives any compensation from us for his or her services as a trustee. However, we reimburse the Adviser or its affiliates for the allocable portion of the costs of compensation, benefits, and related administrative expenses of our officers who provide operational and administrative services to us pursuant to the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate). Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Financial Officer, Chief Compliance Officer, and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to us. We reimburse the Adviser or its affiliates for the allocable portion of the compensation paid by the Adviser or its affiliates to such individuals based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs and in acting on behalf of us. We may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Trustees who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Adviser does not assume any responsibility to us other than to render the services described in, and on the terms of the Investment Advisory Agreement and the Administration Agreement, and is not responsible for any action of our Board in declining to follow the advice or recommendations of the Adviser. Under the terms of the Investment Advisory Agreement and the Administration Agreement, the Adviser (and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) shall not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement, the Administration Agreement or otherwise as an investment adviser of ours (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We shall, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a member, manager, officer, employee, agent, controlling person of the Adviser or any other person or entity affiliated with the Adviser, or is or was a member of the Adviser’s Investment Review Committee, on the same general terms set forth in Article V of the Declaration of Trust.

United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement will constitute a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

Payment of Our Expenses

The costs associated with the Investment Team and staff of the Adviser, when and to the extent engaged in providing us investment advisory and management services are paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including those relating to:

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
•
fees and expenses, including travel expenses, incurred by the Adviser, or members of our Investment Team, or payable to third parties, in respect of due diligence on prospective portfolio companies and, if necessary, in respect of enforcing the Company’s rights with respect to investments in existing portfolio companies, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses relating to, or associated with, evaluating, monitoring, researching and performing due diligence on investments and prospective investments

•
due diligence and research expenses (including an allocable portion of any research or other service that may deemed to be bundled for the benefit of the Company), as well as the information technology systems used to obtain such research and other information;
•
the costs of any public offerings of our Common Shares and other securities, including registration and listing fees;
•
the Management Fee and any Incentive Fee;
•
certain costs and expenses relating to distributions paid on our Common Shares;
•
administration fees payable under our Administration Agreement with the Adviser;
•
debt service and other costs of borrowings or other financing arrangements;
•
the Adviser’s allocable share of costs incurred in providing significant managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, making or holding investments;
•
transfer agent and custodial fees;
•
costs of derivatives and hedging;
•
commissions and other compensation payable to brokers or dealers;
•
taxes and governmental fees;
•
Independent Trustee fees and expenses;
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs;
•
the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•
our fidelity bond;
•
trustee and officers/errors and omissions liability insurance, and any other insurance premiums;
•
indemnification payments;
•
information technology and related costs, including costs related to software, hardware and other technological systems (including specialty and custom software);
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith;
•
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments, including expenses relating to unconsummated investments that may have been attributable to co-investors had such investments been consummated;
•
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction);
•
direct costs and expenses of administration, including audit, accounting, consulting and legal costs; and
•
all other expenses reasonably incurred by us in connection with making investments and administering our business.

The Company bears its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of its officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company). Although the Investment Advisory Agreement and Administration Agreement do not specify a timeframe by which the Adviser or its affiliates must be so reimbursed, the Company expects that it would generally reimburse the Adviser or its affiliates by the end of following quarter in which the expense is recognized.

In addition, from time to time, the Adviser pays amounts owed by us to third-party providers of goods or services, including the Board. We subsequently reimburse the Adviser for those amounts paid on our behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. We also reimburse the Adviser for the allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs).

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until June 2024, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the trustees of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Trustees). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

Indemnification

The Investment Advisory Agreement and the Administration Agreement provide that the Adviser and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it shall not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement, the Administration Agreement or otherwise as an investment adviser of ours (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We will, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, because he or she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser, including without limitation the Administrator, or is or was a member of the Adviser’s Investment Review Committee, on the same general terms set forth in our declaration of trust. Our obligation to provide indemnification and advancement of expenses is subject to the requirements of the 1940 Act and Investment Company Act Release No. 11330, which, among other things, preclude indemnification for any liability (whether or not there is an adjudication of liability or the matter has been settled) arising by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties, and require reasonable and fair means for determining whether indemnification will be made.

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Trustees, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in June 2022. In its consideration of the Investment Advisory Agreement at the time of approval, the Board focused on information it had received relating to, among other things:

•
the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;
•
our investment and financial performance on a standalone basis and against a comparative universe of peers;
•
the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our shareholders;
•
comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

•
our expense ratio compared to BDCs with similar investment objectives;
•
any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those income sources;
•
information about the services to be performed and the personnel performing those services under the Investment Advisory Agreement;
•
the organizational and functional capabilities and financial condition of the Adviser and its respective affiliates; and
•
the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board also takes into consideration the reimbursement of expenses incurred by the Adviser on our behalf when determining whether to approve renewal of the Investment Advisory Agreement and the Administration Agreement. No one factor was given greater weight than any others, but rather the Board considered all factors collectively as a whole.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the Independent Trustees, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided.

Regulation as a Business Development Company

We are regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to make long-term, private investments in businesses.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our trustees must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred shares or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2022, our asset coverage was 201.6%.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, and (b) more than 50% of the outstanding voting securities of such company.

We do not anticipate any substantial change in the nature of our business.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our status as a RIC for U.S. federal income tax purposes. See “—Regulated Investment Company Classification” for more information.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.

We are generally not able to issue and sell our Common Shares at a price below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” We may, however, elect to issue and sell our Common Shares at a price below the then-current net asset value of our Common Shares if our Board determines that the sale is in our best interests and the best interests of our shareholders, and our shareholders have approved our policy and practice of making these sales within the preceding 12 months. In addition we may elect to issue and sell warrants, options and rights to acquire our Common Shares at a price below the then-current net asset value of our Common Shares if our Board approves the issuance of such warrants, option and rights and shareholders approve such issuance as well. We may in the future seek such approval; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distribution commission or discount). In addition, we may generally issue new Common Shares at a price below net asset value in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

Compliance with regulations has not had a material effect on our capital expenditure, earnings or competitive position.

As a BDC, we are subject to certain risks and uncertainties. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure.”

Transactions with our Affiliates

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, trustees, investment adviser, and principal underwriters, and certain of their affiliates, without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance).

On August 3, 2022, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate for us to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested.

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

Further, in accordance with the exemptive order, we have undertaken that, in connection with any commitment to a co-investment or follow-on investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Independent Trustees must make certain conclusions, including that:

•
the terms of the proposed transaction (including the consideration to be paid) are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned;
•
the transaction is consistent with the interests of our shareholders and our investment strategies and policies;
•
the investment by our affiliate would not disadvantage us, and our participation is not on a basis different from or less advantageous than that of our affiliate; and
•
our investment will not benefit any affiliate other than the affiliate participating in the investment, and as otherwise permitted by the order.

See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
•
is organized under the laws of, and has its principal place of business in, the United States;
•
is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•
satisfies any of the following:
•
has an equity market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
•
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a trustee of the eligible portfolio company; or
•
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
•
Securities of any eligible portfolio company that we control;
•
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;
•
Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities;
•
Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, either controlling the issuer of the securities or any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Senior Securities

Under the 1940 Act, a BDC generally is not permitted to incur borrowings, issue debt securities or issue preferred shares unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares is at least 150%.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. In addition, while any preferred shares or publicly-traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which is considered a “senior security” and thus is subject to the 150% asset coverage requirement described above.

As of December 31, 2022, our asset coverage was 201.6%.

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted codes of ethics which apply to, among others, our and our Adviser’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, trustees and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting, which is required to be audited by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote all proxies based upon the guiding principle of seeking the maximization of the ultimate long-term economic value of our shareholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by our Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our shareholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant shareholder(s).

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to investors. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We generally will not receive any nonpublic personal information relating to shareholders who purchase Common Shares. We may collect nonpublic personal information regarding certain investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, to service the investor’s accounts or provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by law or in connection with regulatory or law enforcement inquiries; or, (iii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor transactions or our transactions.

Any party that receives nonpublic personal information relating to investors from us is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, our officers, employees and agents and those of our affiliates, access to such information is restricted to those who need such access to provide services to us and our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports, as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may access the Company's public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.

Regulated Investment Company Classification

As a BDC, we intend to elect to be treated as a RIC for U.S. federal income tax purposes.

To maintain our status as a RIC, we must, among other things:

•
maintain our election under the 1940 Act to be treated as a BDC;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and
•
maintain diversified holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of our taxable year:
•
at least 50% of the value of our total gross assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and

•
no more than 25% of the value of our assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We generally expect to distribute substantially all of our earnings on a quarterly basis, but will reinvest dividends on behalf of those investors that do not elect to receive their dividends in cash. See “—Dividend Policy” and “—Dividend Reinvestment Plan” for a description of our dividend policy and obligations. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

•
We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we acquire securities issued with original issue discount, that original issue discount may be accrued in income before we receive any corresponding cash payments.
•
In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sale of securities or with borrowed money, and may raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level U.S. federal income tax.

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to shareholders, and distributions will be taxable to our shareholders as ordinary dividends to the extent of our current or accumulated earnings and profits, and distributions would not be required. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five years.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our shareholders their share of the foreign taxes paid by us.

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks associated with the investment, including those described below. The risks set out below are not the only risks we face.

Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business and Structure

•
We are a relatively new company and have a limited operating history.
•
Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.
•
We are dependent upon management personnel of the Adviser, Sixth Street and their affiliates for our future success.
•
We are subject to significant regulations governing our operation as a BDC, which affect our ability to, and the way in which we, raise additional capital. Changes in regulation could adversely affect our business.
•
We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.
•
We operate in a highly competitive market for investment opportunities.
•
If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.
•
Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.
•
To the extent that we do not realize income or choose not to retain after-tax realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.
•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.
•
We can be expected to retain some income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax.
•
Our Adviser and its affiliates, officers and employees may face certain conflicts of interest.
•
Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with Sixth Street. Any new investment advisory agreement would require shareholder approval.
•
The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
•
Any failure to maintain our status as a BDC would reduce our operating flexibility.
•
Certain investors are limited in their ability to make significant investments in us.
•
Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies.
•
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.
•
The interest rates of our debt investments to our portfolio companies and our indebtedness that extend beyond 2023 might be subject to change based on recent regulatory changes.

Risks Related to Economic Conditions

•
The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.
•
Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Risks Related to Our Portfolio Company Investments

•
Our investments are very risky and highly speculative.
•
The value of most of our portfolio securities will not have a readily available market price and we value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective, may not reflect what we may actually realize for the sale of the investment and could result in a conflict of interest with the Adviser.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
We may securitize certain of our investments, which may subject us to certain structured financing risks.
•
Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies that could decrease the value of our investments.
•
We are exposed to risks associated with changes in interest rates.
•
We may not be able to realize expected returns on our invested capital.
•
By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•
Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.
•
We may be exposed to special risks associated with bankruptcy cases.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Any acquisitions or strategic investments that we pursue are subject to risks and uncertainties.
•
We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.
•
Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
•
We expose ourselves to risks when we engage in hedging transactions.
•
The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
•
If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.
•
Our portfolio investments may present special tax issues.
•
If we are not treated as a publicly offered regulated investment company, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.
•
There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Risks Related to Our Securities

•
An investment in our Common Shares will have limited liquidity.
•
There is a risk that investors in our Common Shares may not receive dividends or that our dividends may not grow over time.
•
Investing in our securities may involve a high degree of risk.
•
Our shareholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

General Risk Factors

•
Changes in laws or regulations governing our operations may adversely affect our business.
•
The effect of global climate change may impact the operations of our portfolio companies.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a non-traded BDC. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice provisions for Trustee nominations or for shareholder proposals and to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

We are dependent upon management personnel of the Adviser, Sixth Street and their affiliates for our future success.

We depend on the experience, diligence, skill and network of business contacts of senior members of our Investment Team. Our Investment Team, together with other professionals at Sixth Street and its affiliates, identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Our success will depend to a significant extent on the continued service and coordination of the senior members of our Investment Team. The senior members of our Investment Team are not contractually restricted from leaving the Adviser. The departure of any of these key personnel, including members of our Adviser’s Investment Review Committee, could have a material adverse effect on us.

In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to Sixth Street or its investment professionals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty on 60 days’ written notice.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

The 1940 Act imposes numerous constraints on the operations of BDCs. See “ITEM 1. BUSINESS—Regulation as a Business Development Company” for a discussion of BDC limitations. For example, BDCs are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We may need to periodically access the debt and equity capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current shareholders. The 1940 Act limits our ability to incur borrowings and issue debt securities and preferred shares, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

We may need to continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. Consequently, if the value of our assets declines or we are unable to access the capital markets we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Common Shareholders. If we borrow money or issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue preferred shares, the preferred shares would rank senior to Common Shares in our capital structure. Preferred shareholders would have separate voting rights on certain matters and may have other rights, preferences or privileges more favorable than those of our common shareholders. The issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of shares of preferred shares to receive dividends would be senior to those of holders of our Common Shares.

Our Board may decide to issue additional Common Shares to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our Common Shares at a price below net asset value per share. We may, however, elect to issue and sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current net asset value of our Common Shares if our Board determines that the sale is in the Company’s best interest and the best interests of the Company’s shareholders, and the Company’s shareholders have approved our policy and practice of making these sales within the preceding 12 months. We may in the future seek such approval; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell our Common Shares at a price below net asset value per share, existing shareholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share and would cause a proportionately greater decrease in the shareholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of Common Shares that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

In addition to issuing securities to raise capital as described above, we could securitize our investments to generate cash for funding new investments. To securitize our investments, we likely would create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of investments before any of the debt securities would be exposed to the losses. An inability to successfully securitize our investment portfolio could limit our ability to grow or fully execute our business and could adversely affect our earnings, if any. The successful securitization of our investment could expose us to losses because the portions of the securitized investments that we would typically retain tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization. In connection with any future securitization of investments, we may incur greater set-up and administration fees relating to such vehicles than we have in connection with financing of our investments in the past. See “—Risks Related to Our Portfolio Company Investments—We may securitize certain of our investments, which may subject us to certain structured financing risks.”

We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

As part of our business strategy, we borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that have priority over the claims of our shareholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our Common Shares. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Management Fee is payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—Risks Related to Our Business and Structure—Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of the date of this Annual Report, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2022, we had $538.0 million principal amount of outstanding indebtedness, which had an annualized interest cost of 6.3% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.1%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

In order to assist investors in understanding the effects of leverage, the following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2022

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to shareholder (2)	-26.2%	-16.2%	-6.2%	3.8%	13.7%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2022.
(2)
In order to compute the “Corresponding return to shareholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.3% by the approximately $538.0 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2022 to determine the “Corresponding return to shareholder.”

Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Legislation allows us to incur additional leverage.

Under the 1940 Act, a BDC generally is not permitted to incur borrowings, issue debt securities or issue preferred shares unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares is at least 200%. However, under the SBCAA, which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to the receipt of the requisite board or shareholder approvals under the SBCAA and satisfaction of certain other conditions.

As a result, you may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully. See “—We operate in a highly competitive environment for investment opportunities.” Any impact on returns or equity or our business associated with additional leverage may not outweigh the additional risk. See “—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

We may default under our future credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transferinstructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, resultin an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

We operate in a highly competitive market for investment opportunities.

Other public and private entities, including commercial banks, commercial financing companies, other BDCs and insurance companies compete with us to make the types of investments that we make in middle-market companies. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, however, we may experience decreased net interest income and increased risk of credit loss.

In addition, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. As a result, we face additional constraints on our operations, which may put us at a competitive disadvantage. As a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective. The competitive pressures we face could have a material adverse effect on our ability to achieve our investment objective.

If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our Investment Team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms, including equity financing. Moreover, our ability to structure investments may also depend upon the participation of other prospective investors. For example, our ability to offer loans above a certain size and to structure loans in a certain way may depend on our ability to partner with other investors. As a result, we could fail to capture some investment opportunities if we cannot provide “one-stop” financing to a potential portfolio company either alone or with other investment partners.

In addition to monitoring the performance of our existing investments, members of our Investment Team may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, our Adviser may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our growth prospects and ability to achieve our investment objective.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. The Management Fee is calculated as a percentage of the value of our gross assets at a specific time, which would include any borrowings for investment purposes, and may give our Adviser an incentive to use leverage to make additional investments. However, prior to any Exchange Listing that may occur, the Adviser has waived its right to receive management fees in excess of the sum or 1.00% of the Company's average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any Common Share issuances or repurchases during the current calendar quarter. The fee waiver will termindate if and when the Company consummates an Exchange Listing. In addition, the Management Fee is payable regardless of whether the value of our gross assets or your investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our Common Shares. Given the subjective nature of the investment decisions that our Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

The Incentive Fee is calculated as a percentage of pre-Incentive Fee net investment income. Since pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an Incentive Fee is paid for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee.

Also, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital losses on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital losses on the remaining investments in our portfolio during subsequent years. Incentive Fees earned in prior years cannot be clawed back even if we later incur losses.

In addition, the Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. Unlike the portion of the Incentive Fee that is based on income, there is no hurdle rate applicable to the portion of the Incentive Fee based on capital gains. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing investments. Such a practice could result in our making more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

To the extent that we do not realize income or choose not to retain after-tax realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

To maintain RIC status for U.S. federal income tax purposes, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90% of our investment company taxable income and net tax-exempt income for that taxable year, and may either distribute or retain our realized net capital gains from investments. Unless investors elect to reinvest dividends, earnings that we are required to distribute to shareholders will not be available to fund future investments. Accordingly, we may have insufficient funds to make new and follow-on investments, which could have a material adverse effect on our financial condition and results of operations. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. We cannot assure you that we will be able to sell our investments and thereby fund our operating expenses.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.

We will incur corporate-level U.S. federal income tax costs if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes, including as a result of our failure to satisfy the RIC distribution requirements. Although we intend to elect to be treated as a RIC for U.S. federal income tax purposes, we cannot assure you that we will be able to continue to qualify for and maintain RIC status. To maintain RIC status under the Code and to avoid corporate-level U.S. federal income tax, we must meet the following annual distribution, income source and asset diversification requirements:

•
We must distribute (or be treated as distributing) dividends for tax purposes in each taxable year equal to at least 90% of each of:
•
the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses or, investment company taxable income, if any, for that taxable year; and
•
our net tax-exempt income for that taxable year.

The asset coverage ratio requirements under the 1940 Act and financial covenants under our loan and credit agreements could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, as discussed in more detail below, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to satisfy the distribution requirements that apply to a RIC. As a result, we could lose our RIC status and become subject to corporate-level U.S. federal income tax.

•
We must derive at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of or other disposition of stock or securities or similar sources.
•
We must meet specified asset diversification requirements at the end of each quarter of our taxable year. The need to satisfy these requirements to prevent the loss of RIC status may result in our having to dispose of certain investments quickly on unfavorable terms. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our qualification for tax treatment as a RIC for any reason, the resulting U.S. federal income tax liability could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We can be expected to retain some income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax.

As of December 31, 2022, we elected to retain approximately $9.1 million of taxable income and capital gains in order to provide us with additional liquidity and we recorded an expense of $0.2 million for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as EURIBOR, SONIA, SOFR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to the Adviser.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Our Subscription Facility is subject to variable rates that expose us to interest rate risk. We may also incur additional indebtedness subject to variable rates in the future. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.

U.S. dollar borrowings under our Subscription Facility bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. The use of SOFR is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR. Additionally, any successor rate to SOFR under our revolving credit facility may not have the same characteristics as SOFR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.

Our Adviser and its affiliates, officers and employees may face certain conflicts of interest.

Sixth Street and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us. However, the Adviser, its officers and employees and members of its Investment Review Committee serve or may serve as investment advisers, officers, trustees or principals of entities or investment funds that operate in the same or a related line of business as us or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our shareholders.

In addition, any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates, particularly in connection with any future growth of their respective businesses, may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. For example, Sixth Street has organized a separate investment vehicle, Sixth Street Specialty Lending Europe, aimed specifically at European middle-market loan originations and may in the future organize vehicles aimed at other loan origination opportunities outside our primary focus. Our ability to pursue investment opportunities other than middle-market loan originations for companies domiciled in the United States is subject to the contractual and other requirements of these other funds and allocation decisions by their respective senior professionals. As a result, the Adviser and its affiliates may face conflicts in allocating investment opportunities between us and those other entities. It is possible that we may not be given the opportunity to participate in certain investments made by those other entities that would otherwise be suitable for us.

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

We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our Independent Trustees and, in some cases, exemptive relief from the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Trustees and, in some cases, exemptive relief from the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates.

The decision by Sixth Street, our Adviser or their affiliates to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. We also generally will be unable to invest in any issuer in which Sixth Street and its other affiliates or a fund managed by Sixth Street or its other affiliates has previously invested or in which they are making an investment. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with Sixth Street. Any new investment advisory agreement would require shareholder approval.

The Adviser has the right, under the Investment Advisory Agreement and the Administration Agreement, to resign at any time on 60 days’ written notice, regardless of whether we have found a replacement. In addition, our Board has the authority to remove the Adviser for any reason or for no reason, or may choose not to renew the Investment Advisory Agreement and the Administration Agreement. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay dividends, are likely to be adversely affected, and the value of our Common Shares may decline.

Any new Investment Advisory Agreement would be subject to approval by our shareholders. Even if we are able to enter into comparable management or administrative arrangements, the integration of a new adviser or administrator and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with Sixth Street, including insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us.

The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

We have agreed to the fullest extent permitted by law, to provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, because he or she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser in the performance of the person’s duties under the Investment Advisory Agreement. Our obligation to provide indemnification and advancement of expenses is subject to the requirements of the 1940 Act and Investment Company Act Release No. 11330, which, among other things, preclude indemnification for any liability (whether or not there is an adjudication of liability or the matter has been settled) arising by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties, and require reasonable and fair means for determining whether indemnification will be made. Despite these limitations, the rights to indemnification and advancement of expenses may lead the Adviser and its members, managers, officers, employees, agents, controlling persons and other persons and entities affiliated with the Adviser to act in a riskier manner than they would when acting for their own account.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result,the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Any failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results as a result of a number of factors, including the pace at which investments are made, rates of repayment, interest rates payable on investments, changes in realized and unrealized gains and losses, syndication and other fees, the level of our expenses and default rates on our investments. As a result of these and other possible factors, results for any period should not be relied upon as being indicative of performance in future periods.

Certain investors are limited in their ability to make significant investments in us.

Investment companies registered under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with an exemption under the 1940 Act as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to this restriction. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy.

The Adviser will endeavor to build and manage a diversified portfolio of investments with representation in various industries and economic sectors, geographic regions and deal types which may include growth financings and recapitalizations. Despite the foregoing objectives, the Company may be concentrated in certain industries and/or economic sectors, geographic regions and/or deal types. The Company also may be more concentrated than other funds with similar diversification objectives.

However, we will be subject to the diversification requirements applicable to RICs underSubchapter M of the Code, which include single issuer concentration limits.

The Company may be restricted from initiating transactions as a result of the receipt of material non-public information.

Sixth Street funds and investment platforms regularly obtain non-public information regarding various target companies and other investment opportunities. In general, Sixth Street imputes non-public information received by one investment team within Sixth Street to all other investment professionals. As Sixth Street and affiliated professionals may acquire confidential or material nonpublic information (“MNPI”), the Company and/or other Affiliated Funds may be restricted from initiating transactions in certain securities, including, as a result of the receipt of MNPI by another investment team or professional within Sixth Street.

Non-public information received by one investment team within Sixth Street is likely to restrict trading on a firm-wide basis. As a result, the Company may, in certain circumstances, decline to receive non-public information regarding a company.

Further, non-disclosure agreements associated with transactions (including transactions entered into by other Affiliated Funds) often contain contractual trading restrictions, including standstill and non-circumvent provisions, which could prevent the Company from acquiring or disposing of investments in an issuer, potentially for extended periods. Such agreements could also restrict the Company’s ability to share certain information with shareholders relevant to the Company or its portfolio investments. Separately, certain counterparties may disqualify the Company from transacting with such counterparties or their affiliates as a result of the activities of other businesses of Sixth Street and its affiliates.

In addition, during a transitional period, despite taking certain steps designed to facilitate physical and electronic separation, Sixth Street and TPG will continue to occupy certain shared physical premises and Sixth Street or its affiliates will utilize certain limited information technology services provided by TPG. As a result of these arrangements, and despite the implementation of a permanent information barrier between Sixth Street and TPG, there is a heightened risk that Sixth Street or TPG (or certain of their respective affiliates) may be imputed with non-public information received by the other. Although TPG is not affiliated with Sixth Street, many of the considerations described above apply with respect to the information barrier in place between Sixth Street and TPG, in particular that in certain circumstances the Company may face restrictions on its activities as a result of non-public or otherwise confidential information received from TPG.

Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Additionally, investments of Sixth Street’s funds, including the Company, and other Sixth Street entities have involved and may in the future involve companies that have experienced cyber-events and that, given the rise of cybersecurity incidents, may become involved in future cyber events. Cybersecurity events also could affect other Sixth Street and/or affiliated entities. Such cyber security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

A cybersecurity breach may cause the Company to lose proprietary information, suffer data corruption or expose information to misuse. Sensitive information which may be breached in the event of a cybersecurity threat includes, without limitation, information regarding the Company’s investment activities and shareholders. Cybersecurity breaches of Sixth Street’s and the Company’s third-party service providers or portfolio investments may also subject the Company to many of the same risks associated with direct cybersecurity breaches. If such events were to materialize, they could, among other things, (i) lead to losses of sensitive information or capabilities essential to Sixth Street’s, the Company’s, and/or the Company’s portfolio company’s operations, (ii) have a material adverse effect on Sixth Street’s, the Company’s and/or the portfolio company’s reputations, financial positions, results of operations or cash flows, (iii) lead to financial losses from remedial actions, loss of business or potential liability, or (iv) lead to the disclosure of Company shareholders’ personal information or other sensitive information.

The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Sixth Street’s, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information of any shareholder (and, if applicable, its underlying investors or beneficial owners and/or control persons) or information relating to any portfolio company. Such a failure could result in reputational harm to Sixth Street, the Company and/or the affected portfolio investment, subject any such entity and its affiliates to legal claims and otherwise adversely affect its business and financial performance. Cybersecurity risks also require us to undertake ongoing preventative measures and to incur compliance costs.

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board has the authority to change our investment objective and modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be a BDC and we may not withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies or strategies would have on our business, operating results and value of our Common Shares. Nevertheless, the effects may adversely affect our business and impact our ability to pay dividends.

Changes in tax laws, including the Tax Cuts and Jobs Act may adversely affect our business.

Recent changes to U.S. tax laws, including the Tax Cuts and Jobs Act enacted on December 22, 2017 (“Tax Reform”) and the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”) and the Inflation Reduciton Act, enacted on August 16, 2022 (the "IRA") have made significant changes to the U.S. federal income tax system. Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans. In addition, the IRA introduced a corporate alternative minimum tax of 15% of the "adjusted financial statement income" of certain domestic corporations as well as 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Further changes could be made under the new Presidential administration in the United States. Such changes to the tax laws, including (i) changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform, (ii) the corporate alternative minimum tax, excise tax on stock repurchases and other provisions of the IRA or (iii) or changes pursuant to future legislation or regulatory guidance could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us. Prospective investors are urged to consult with their own advisors about the potential effects of Tax Reform, IRA and other changes in tax laws on the loan market and about the tax consequences of an investment in us.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the prior standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our private offering of Common Shares cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in the offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim, make it more expensive or inconvenient for a shareholder to bring a claim, or, if such provisions are deemed inapplicable or unenforceable by a court, cause the Company to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any trustee, officer or other agent of the Company to the Company or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. As a result, there is a risk that investors in the Company may find it inconvenient or expensive to bring a claim against us or our trustees, officers or other agents. However, these exclusive forum provisions do not apply to claims arising under the federal securities laws.

In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Company unless holders of a certain percentage of the outstanding shares, as disclosed in our Declaration of Trust, join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.

Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Company or the Company’s trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

No shareholder approval is required for certain mergers.

Our Board of Trustees may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so investors will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of the Adviser. The Board of Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Risks Related to Economic Conditions

The COVID-19 pandemic has materially and adversely affected, and is likely to continue to materially and adversely affect, our portfolio companies and the results of our operations, including our financial results.

The COVID-19 outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. With respect to the U.S. credit markets, and middle market loans and the businesses of our portfolio companies in particular, this outbreak has resulted in, and is likely to continue to result in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees and liquidity issues. We cannot predict when, or if, the impacts of the COVID-19 pandemic may lessen, including whether new variants will emerge and how severe they will be. As a result, these conditions could result in (i) increased draws by some eligible borrowers on revolving lines of credit and/or (ii) increased requests by some borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. This outbreak and its effects are having, and the effects of any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.

The effects of the COVID-19 pandemic may heighten the other risk factors described in this Annual Report.

Inflation and Supply Chain Risk

Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company's returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium‐term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our obligors’ profit margins.

Additionally, the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on the Company's portfolio investments. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which the Company is likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and is portfolio investments.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States and globally. Some economists and major investment banks have expressed concern that the continued spread of the virus could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

We believe that attractive investment opportunities may present themselves during this volatile period as in other periods of market volatility, and we may have opportunities to make investments at compelling values. However, periods of market disruption and instability, like the one we are experiencing currently, may adversely affect our access to sufficient debt and equity capital in order to take advantage of attractive investment opportunities that are created during these periods. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions.

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and the transition of presidential power in the United States, has led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•
our receipt of a reduced level of interest income from our portfolio companies;
•
decreases in the value of collateral securing some of our loans and the value of our equity investments; and
•
ultimately, losses or charge-offs related to our investments.

Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, after raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve raisee the target rate seven times in 2022, raising the fed funds rate by about three percentage points in a six month period. In 2023, it is possible that the Federal Reserve will raise the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2022 U.S. election, the Democratic Party currently controls the executive branch of government, the Senate, while the Republican Party controls the House of Representatives. The divided U.S. Congress makes passage of legislation that could significantly affect the regulation of U.S. financial markets less likely. Despite the reduced likelihood of congressional action with respect to financial services, areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and during these periods may be unable to repay the loans we made to them. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We primarily invest in first-lien debt, second-lien debt, mezzanine and unsecured debt or equity or other securities issued by upper middle-market companies. The companies in which we intend to invest are typically highly leveraged, and, in most cases, our investments in these companies are not rated by any rating agency. If these instruments were rated, we believe that they would likely receive a rating of below investment grade (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.

First-Lien Debt. When we make a first-lien loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies. In addition, in connection with our “last out” first-lien loans, we enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity and Other Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Shares. To the extent we invest in preferred securities, we may incur particular risks, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for U.S. federal income tax purposes before we receive such distributions;
•
preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore are subject to greater credit risk than more senior debt instruments; and
•
generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of trustees to the issuer’s board; generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

In addition, our investments generally involve a number of significant risks, including:

•
the companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•
the companies in which we invest typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
the companies in which we invest are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
the companies in which we invest generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
the debt investments in our portfolio generally have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;
•
our executive officers, trustees and Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•
the companies in which we invest generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and

•
the companies in which we invest may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may resultin a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant- lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Restructurings. Investments in companies operating in workout or bankruptcy modes present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Investing in upper middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in upper middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that upper middle market companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•
have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trusteesand members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies may pose greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal repayment schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other factors, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to determine all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

The value of most of our portfolio securities will not have a readily available market price and we value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective, may not reflect what we may actually realize for the sale of the investment and could result in a conflict of interest with the Adviser.

Investments are valued at the end of each fiscal quarter. The majority of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of investments that are not publicly traded or whose market prices are not readily available are determined in good faith by the Board, which is supported by the valuation committee of our Adviser and by the audit committee of our Board. The Board has retained independent third-party valuation firms to perform certain limited third-party valuation services that the Board identified and requested them to perform. In accordance with our valuation policy, our Investment Team prepares portfolio company valuations using sources or proprietary models depending on the availability of information on our investments and the type of asset being valued. The participation of the Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based on the value of our gross assets.

Factors that we may consider in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to similar publicly traded companies, discounted cash flow and other relevant factors. Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our Common Shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Decreases in the market values or fair values of our investments are recorded as unrealized losses. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized losses in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

The lack of liquidity in our investments may adversely affect our business.

We generally make loans to private companies. There may not be a ready market for our loans and certain loans may contain transfer restrictions, which may also limit liquidity. The illiquidity of these investments may make it difficult for us to sell positions if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material nonpublic information regarding that company.

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio is currently invested in a limited number of portfolio companies and industries and may continue to be in the near future. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

We may securitize certain of our investments, which may subject us to certain structured financing risks.

Although we have not done so to date, we may securitize certain of our investments in the future, including through the formation of one or more collateralized loan obligations, or CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers.

If we were to create a CLO or other securitization vehicle, we would depend on distributions from the vehicle to pay dividends to our shareholders. The ability of a CLO or other securitization vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO or other securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure you that any such performance tests would be satisfied. Also, a CLO or other securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO or other securitization vehicle, or cash flow may be completely restricted for the life of the CLO or other securitization vehicle.

In addition, a decline in the credit quality of loans in a CLO or other securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders. If we were to form a CLO or other securitization vehicle, to the extent that any losses were incurred by the financing vehicle in respect of any collateral, these losses would be borne first by us as owners of its equity interests. Any equity interests that we were to retain in a CLO or other securitization vehicle would not be secured by its assets and we would rank behind all of its creditors.

A CLO or other securitization vehicle, if created, also would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “ITEM 1. BUSINESS – Regulation as a Business Development Company.”

Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies that could decrease the value of our investments.

We are a lender, and loans (and any equity investments we make) typically will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in (outside of, potentially, the context of a restructuring, insolvency or similar event). As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. We may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as, SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business. See “—Risks Related to Economic Conditions—Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.”

A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to the Adviser.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. See “—Risks Related to Our Portfolio Company Investments—We expose ourselves to risks when we engage in hedging transactions.”

We may not be able to realize expected returns on our invested capital.

We may not realize expected returns on our investment in a portfolio company due to changes in the portfolio company’s financial position or due to an acquisition of the portfolio company. If a portfolio company repays our loans prior to their maturity, we may not receive our expected returns on our invested capital. Many of our investments are structured to provide a disincentive for the borrower to pre-pay or call the security, but this call protection may not cover the full expected value of an investment if that investment is repaid prior to maturity.

Middle-market companies operate in a highly acquisitive market with frequent mergers and buyouts. If a portfolio company is acquired or merged with another company prior to drawing on our commitment, we would not realize our expected return. Similarly, in many cases companies will seek to restructure or repay their debt investments or buy our other equity ownership positions as part of an acquisition or merger transaction, which may result in a repayment of debt or other reduction of our investment.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure you that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, those instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically would be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying those holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing certain loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements or agreements among lenders. Under these agreements, we may forfeit certain rights with respect to the collateral to holders with prior claims. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of those enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as lenders are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower. If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays, and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance.

Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments to:

•
increase or maintain in whole or in part our equity ownership percentage;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies.

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

Any acquisitions or strategic investments that we pursue are subject to risks and uncertainties.

We have pursued and may continue to pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.

Acquisitions could involve numerous additional risks, such as unanticipated litigation, unexpected costs, liabilities, charges or expenses resulting from a transaction, the inability to generate sufficient revenue to offset acquisition costs and any changes in general economic or industry specific conditions. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by an integration process may adversely impact our financial results. In addition, the proposal and negotiation of acquisitions or strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Brexit as well as

Russia's invasion of Ukraine, among other current events, could also have negative impacts on the the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

Although most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital gains and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We expose ourselves to risks when we engage in hedging transactions.

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

We also have the ability to borrow in certain foreign currencies under the second amended and restated senior secured revolving credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent, and certain lenders, which we refer to as the Subscription Facility (as defined below). Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Subscription Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging, such as currency exchange rate risk and interest rate risk related to specific portfolio companies. We may enter into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which we expect to consist of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. shareholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. For additional information on these regulatory changes, see “—Risks Related to Our Portfolio Company Investments—The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.” See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Hedging.”

Finally, the SEC has recently adopted Rule 18f-4, which constrains our ability to use swaps and other derivatives. Among other requirements, the rule would force us to reduce our use of derivatives, unless we were to qualify as a limited derivatives user under the rule, if the value-at-risk of our investment portfolio including our swap or derivative positions, exceeds 200 percent of a “designated reference portfolio,” which is a designated index that is unleveraged and reflects the market or asset classes in which we invest or our securities portfolio. If we could not identify a suitable reference portfolio, our value-at-risk would not be permitted to exceed 20% of our net assets. In addition, we are required under the final rule to establish a risk management program for our use of swaps or other derivative positions. Based on our current use of derivatives primarily for interest rate hedging purposes, we believe that we qualify, and will continue to qualify, as a limited derivatives user under the rule. However, we cannot assure you that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act enacted, and the Commodity Futures Trading Commission, or CFTC, and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

The Dodd-Frank Act and the rules adopted by the CFTC and SEC thereunder also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.

Our Adviser has filed with the National Futures Association a notice of exclusion from registration with the CFTC as a commodity pool operator (“CPO”) pursuant to CFTC Rule 4.5. CFTC Rule 4.5 relieves our Adviser from registering with the CFTC as the CPO of us, so long as we:

•
continue to be regulated by the SEC as a BDC;

•
confine our trading in CFTC-regulated derivatives within specified thresholds; and
•
are not marketed to the public as a commodity pool or as a vehicle for trading in CFTC-regulated derivatives.

If we were unable to satisfy the conditions of CFTC Rule 4.5 in the future, our Adviser may be subject to registration with the CFTC as a CPO, unless it can rely on a different exclusion, exemption or no-action relief. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about certain issues, including when we may cease to accrue interest, original issue discount or market discount, when and to what extent certain deductions may be taken for bad debts or worthless equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. These matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, so that we aim to minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

If we are not treated as a publicly offered regulated investment company, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our Common Shares being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. For example, if our shares are not treated as regularly traded and we are not held by more than 500 persons at all times during the taxable year, we might not be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates for taxable years beginning after December 31, 2017 and before January 1, 2026.

There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Original issue discount, or OID, may arise if we hold securities issued at a discount, receive warrants in connection with the making of a loan, or in certain other circumstances. OID creates the risk that Incentive Fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, while the Adviser will be under no obligation to reimburse us for these fees.

The higher interest rates of OID instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID instruments generally represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash dividends.

For accounting purposes, any cash dividends to shareholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our Common Shares. As a result, despite the fact that a dividend representing OID income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

Payment-in-kind, or PIK, interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.

Risks Related to Our Securities

An investment in our Common Shares will have limited liquidity.

Our Common Shares constitute illiquid investments for which there is not a secondary market and, unless we consummate an Exchange Listing, none is expected to develop. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. A shareholder generally may not sell, assign or transfer its Common Shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time.

There is a risk that investors in our Common Shares may not receive dividends or that our dividends may not grow over time.

We intend to continue paying dividends on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC or restrictions under our credit facilities, we may be limited in our ability to pay dividends. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

In some cases where we receive certain upfront fees in connection with loans we originate, we treat the loan as having OID under applicable accounting and tax regulations, even though we have received the corresponding cash. In other cases, however, we may recognize income before or without receiving the corresponding cash, including in connection with the accretion of OID. For other risks associated with debt obligations treated as having OID, see “—Risks Related to Our Portfolio Company Investments—There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.”

Therefore, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code, even though we may not have received the corresponding cash amount. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level income tax.

To the extent that the amounts distributed by us exceed our current and accumulated earnings and profits, these excess distributions will be treated first as a return of capital to the extent of a shareholder’s tax basis in his or her shares and then as capital gain. Reducing a shareholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares.

The part of the Incentive Fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the Incentive Fee will become uncollectible. Consequently, while we may make Incentive Fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against our Adviser, the amount of accrued income written off in any period will reduce the income in the period in which the write-off is taken and thereby reduce that period’s Incentive Fee payment, if any.

In addition, the upper middle-market companies in which we intend to invest may be more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods. Any such defaults could substantially reduce our net investment income available for distribution in the form of dividends to our shareholders.

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Shareholders will bear the responsibility for making all Exchange Act filings to which they may be subject, and are responsible for monitoring their ownership in the Company. Shareholders who fail to make required Exchange Act filings may face enforcement actions and fines from the SEC.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees, some of which are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods, except as otherwise disclosed under the terms of this offering.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board of Trustees. Decreases in the fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the fair value of our investments will reduce our NAV.

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

There are severe economic consequences for defaulting investors.

If shareholders fail to fund their commitment obligations or to make required capital contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired. A shareholder’s failure to fund such amounts when due causes that shareholder to become a defaulting shareholder. A defaulting shareholder will have ten business days to cure its deficiency following the required funding date, after which the defaulting shareholder will forfeit its right to participate in future investments and 50% of its Common Shares will be transferred to the non-defaulting shareholders on a pro rata basis. If a substantial number of shareholders become defaulting shareholders, this may severely limit opportunities for investment diversification and would likely reduce returns to the Company and restrict the Company’s ability to meet loan obligations. Any single defaulting shareholder could cause substantial costs to be incurred by the Company if such default causes the Company to fail to meet its contractual obligations or if the Company must pursue remedial action against such shareholder.

If the Company fails to meet its contractual obligations related to a portfolio investment due to a defaulting shareholder, the relevant portfolio company may have a cause of action against the Company, which may include a claim against assets of the Company other than the Company’s interest in such portfolio company. A creditor of the Company (including a portfolio company with respect to which the Company has failed to meet its contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular portfolio investment and such creditor generally may seek to satisfy its claims from the assets of the Company as a whole. As a result, if a creditor’s claims relating to a particular portfolio investment exceed the net assets attributable to that portfolio investment, the remaining assets of the Company will likely be subject to such claim.

Our shareholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends and distributions declared by the Board on behalf of investors who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. See “ITEM 1. BUSINESS—Dividend Policy” and “ITEM 1. BUSINESS—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

In addition, the number of shares issued pursuant to the dividend reinvestment plan after an Exchange Listing will be determined based on the market price of our Common Shares, except in circumstances where the market price exceeds our most recently computed net asset value per share, in which case we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share. Accordingly, participants in the dividend reinvestment plan may receive a greater number of our Common Shares than the number of shares associated with the market price of our Common Shares, resulting in dilution for other shareholders. Shareholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our Common Shares over time.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time, if any, as our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in our Common Shares by “benefit plan investors” (“Benefit Plan Investors”) to less than 25% of the total value of our Common Shares (within the meaning of the Plan Asset Regulations). Investments.”

If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISAto investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciaryof a benefit plan investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a benefit plan investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. In addition, to the extent that the Company represents and/or covenants to any contractual counterparty that (1) the assets of the Company are not assets of the Benefit Plan Investors that invest in the Company and/or (2) the transactions entered into between the Company and the Benefit Plan Investor that invest in the Company do not constitute “prohibited transactions” under ERISA and the Code, and the applicable representation is untrue and/or the applicable covenant is not met, additional liabilities may be incurred, including as a result of the unwinding of the applicable contract.

Accordingly, until such time, if any, as our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power, among other things, to (a) reject, in whole or in part, the subscription of any prospective investor to the Company; (b) withhold consent to the transfer of Common Shares, including in circumstances where the Adviser determines necessary or desirable in order to facilitate compliance with ERISA or the Plan Asset Regulations; (c) restrict participation in the dividend reinvestment program such that Benefit Plan Investors are not permitted to participate, and (c) call Drawdown Purchases on a non-pro rata basis, and all Common Shares of the Company shall be subject to such terms and conditions.

General Risk Factors

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Common Shares and our ability to pay dividends.

Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties, including certain limited TPG-provided services (such as certain information technology services utilized by the Adviser on our behalf). Further, in the ordinary course of our business we or the Adviser engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts;
•
outages due to idiosyncratic issues at specific providers; and
•
cyber-attacks.

These events, in turn, could have a meterial adverse effect on our operating results and negatively affect our ability to pay dividends to our shareholders.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. For example, tax reform legislation could have an adverse impact on us, the credit markets and our portfolio companies, to the extent the reduction in corporate tax rates or limitations on interest expense deductibility impact the credit markets and our portfolio companies. Any changes to the laws and regulations governing our operations or the U.S. federal income tax treatment of our assets may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “Risks Related to our Portfolio Company Investments.”

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014. President Putin has initiated troop movements into the eastern portion of Ukraine and continues to threaten an all-out invasion of Ukraine. On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

The effect of global climate change may adversely affect our business and impact the operations of our portfolio companies.

We and our portfolio companies face risks associated with climate change including risks related to the impact of climate-and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively. At the portfolio company level, while we have increasingly and substantially sought to invest in sectors that are inherently lower carbon intensity (e.g., business services) which decreases transition risk, there are still individual portfolio companies in these and other sectors that could face transition risk if carbon-related regulations or taxes are implemented. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could negatively impact portfolio company financial performance and regulatory jeopardy. For our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our portfolio companies that rely locations in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses that focus on tourism or recreational travel. Additionally, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash and representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or we may engage in transactions, including debt modifications or exchanges, that require us to recognize income without the corresponding receipt of cash. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate shareholder will be taxed as though it received a distribution of some of our expenses.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we generally expect to qualify as a RIC, we anticipate that we will not qualify as a publicly offered RIC immediately after the commencement of the Private Offering, although we may qualify as a publicly offered RIC upon the completion of the Private Offering. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate shareholder’sallocable portion of our affected expenses, including our Management Fees, will be treated as an additional distribution to the shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such shareholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.

Certain shareholders may be subject to U.S. dividend withholding tax on our distributions.

A shareholder will be subject to U.S. federal dividend withholding tax on our distributions unless a withholding tax exemption applies. A shareholder may also be subject to U.S. federal withholding tax if it does not comply with applicable U.S. tax requirements to certify its status for U.S. tax purposes. Amounts that are withheld, to the extent in excess of the shareholder’s U.S. federal income tax liability, can generally be recovered by filing a U.S. federal income tax return; however, the administrative burden and cost of filing such a U.S. federal income tax return may outweigh the benefit of recovering such amounts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until an IPO, our outstanding Common Shares will be offered and sold in transactions exempt from registration under the Securities Act under section 4(2) and Regulation D. There is not currently a public market for our Common Shares, nor can we give any assurance that one will develop.

Because our Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Common Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted; and, (ii) the Common Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of February 17, 2023, there were approximately 19 holders of record of our Common Shares.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis should be read in conjunction with ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” Actual results may differ materially from those contained in any forward-looking statements.

Overview

Sixth Street Lending Partners is a Delaware corporation formed on April 5, 2022. The Adviser is our external manager. We have three wholly owned subsidiaries, SSLP Lending, LLC, a Delaware limited liability company, which has applied for a California finance lender and broker license, Sixth Street LP Holding, LLC and Sixth Street LP Holding II, LLC in which we may hold certain investments.

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated as a RIC under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2022, the largest single investment based on fair value represented 17.3% of our total investment portfolio.

As of December 31, 2022, the average investment size in each of our portfolio companies was approximately $80.9 million based on fair value.

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

As of December 31, 2022, the largest industry represented 32.4% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2022, approximately 99.0% of our portfolio was invested in secured debt, including 99.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the period ended December 31, 2022, the weighted average term on new investment commitments in new portfolio companies was 5.9 years.

Deal Dynamics. We will focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2022, we had call protection on 100% of our debt investments based on fair value, with weighted average call prices of 104.1% for the first year, 102.1% for the second year and 100.9% for the third year, in each case from the date of the initial investment. As of December 31, 2022, 100% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with approximately $65 billion of assets under management. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 475 investment and operating professionals. As of December 31, 2022, 44 of these personnel are dedicated to our business, including 34 investment professionals.

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

Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to upper middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2022, 100% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

In addition to interest income, our net investment income is also driven by prepayment and other fees, which also can vary significantly from quarter to quarter. The level of prepayment fees is generally correlated to the movement in credit spreads and risk premiums, but also will vary based on corporate events that may take place at an individual portfolio company in a given period—e.g., merger and acquisition activity, initial public offerings and restructurings. As noted above, generally a small but varied number of portfolio companies may make prepayments in any quarter, meaning that changes in the amount of prepayment fees received can vary significantly between periods and can vary without regard to underlying credit trends.

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

Our portfolio activity also reflects the proceeds of sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the consolidated statements of operations.

Expenses

Our primary operating expenses include the payment of fees to our Adviser under the Investment Advisory Agreement, expenses reimbursable under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other costs and expenses of our operations, administration and transactions, including those relating to:

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
•
certain costs and expenses relating to distributions paid on our shares;
•
administration fees payable under our Administration Agreement;
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our Chief Financial Officer, Chief Compliance Officer and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs);
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
Independent Trustee fees and expenses;
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

Portfolio and Investment Activity

As of December 31, 2022, our portfolio based on fair value consisted of 99.0% first-lien debt investments, and 1.0% equity and other investments.

As of December 31, 2022 , our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 12.8% and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.8%.

As of December 31, 2022 , we had investments in 10 portfolio companies, with an aggregate fair value of $808.8 million.

For the period ended December 31, 2022, the principal amount of new investments funded was $839.3 million in 10 new portfolio companies. For this period, we had no exits or repayments.

Our investment activity for the period from April 5, 2022 (Inception) through December 31, 2022, is presented below (information presented herein is at par value unless otherwise indicated).

($ in millions)	From April 5, 2022 (Inception) through December 31, 2022
New investment commitments:
Gross originations	$1,704.3
Total new investment commitments	$1,704.3
Principal amount of investments funded:
First-lien	831.5
Equity and other	7.8
Total	$839.3
Number of new investment commitments in new portfolio companies	10
Average new investment commitment amount in new portfolio companies	$80.9
Weighted average term for new investment commitments in new portfolio companies (in years)	5.9
Percentage of new debt investment commitments at floating rates (1)	100.0%
Weighted average interest rate of new investment commitments	11.8%
Weighted average spread over reference rate of new floating rate investment commitments	7.3%

As of December 31, 2022, our investments consisted of the following:

	December 31, 2022
($ in millions)	Fair Value	Amortized Cost
First-lien debt investments	$801.0	$801.2
Equity and other investments	7.8	7.8
Total	$808.8	$809.0

We have no non-accrual investments as of December 31, 2022.

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2022 were as follows:

December 31, 2022
Weighted average total yield of debt and income producing securities (1)	12.4%
Weighted average interest rate of debt and income producing securities	11.8%
Weighted average spread over SOFR of all floating rate investments	7.5%

(1)
Weighted average total portfolio yield at fair value was 12.7% at December 31, 2022.

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance of our investments, which may include the following:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2022
Investment	Investments at
Performance	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio
1	$710.8	87.9%
2	98.0	12.1
3	—	—
4	—	—
5	—	—
Total	$808.8	100.0%

Results of Operations

Operating results for the period from April 5, 2022 (Inception) through December 31, 2022, were as follows:

($ in millions)	From April 5, 2022 (Inception) through December 31, 2022
Total investment income	$17.2
Less: Net expenses	11.3
Net investment income before income taxes	5.9
Less: Income taxes, including excise taxes	0.2
Net investment income	5.7
Net realized gains (losses) (1)	(0.1)
Net change in unrealized gains (losses) (1)	(1.7)
Net increase in net assets resulting from operations	$3.9

(1)
Includes foreign exchange hedging activity.

Investment Income

($ in millions)	From April 5, 2022 (Inception) through December 31, 2022
Interest from investments	$17.1
Other income	0.1
Total investment income	$17.2

Expenses

Operating expenses for the period from April 5, 2022 (Inception) through December 31, 2022, were as follows:

($ in millions)	From April 5, 2022 (Inception) through December 31, 2022
Interest	$5.2
Management fees (net of waivers)	0.7
Incentive fees related to pre-incentive fee net investment income (net of waivers)	1.0
Organizational and offering expense	2.2
Professional fees	1.0
Trustees' fees	0.3
Other general and administrative	0.9
Net Expenses	$11.3

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue net realized to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

For the period ended December 31, 2022, we recorded a net expense of $0.2 million, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the period from April 5, 2022 (Inception) through December 31, 2022:

($ in millions)	From April 5, 2022 (Inception) through December 31, 2022
Net realized gains (losses) on foreign currency transactions	$(0.1)
Net realized gains (losses) on foreign currency borrowings	0.0
Net Realized Gains (Losses)	$(0.1)

Change in unrealized gains (losses) on investments	$2.7
Change in unrealized gains (losses) on investments	(2.9)
Net Change in Unrealized Gains (Losses) on Investments	$(0.2)

Unrealized gains (losses) on foreign currency borrowings	(1.5)
Unrealized gains (losses) on foreign currency cash	0.0
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(1.5)

Net Change in Unrealized Gains (Losses)	$(1.7)

For the period ended December 31, 2022, we had net realized losses on foreign currency transactions of $0.1 million. For the period from April 5, 2022 (Inception) through December 31, 2022, we had net realized losses on foreign currency borrowings of less than $0.1 million. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the period ended December 31, 2022 we had $2.7 million in unrealized gains on seven portfolio company investments, which was offset by $2.9 million in unrealized losses on three portfolio company investments. Unrealized losses for the period ended December 31, 2022 resulted from an decrease in fair value, primarily due to changes in credit spreads.

For the period ended December 31, 2022 we had unrealized losses on foreign currency borrowings of $1.5 million, primarily as a result of fluctuations in the GBP and EUR exchange rates. For the period ended December 31, 2022 we had no deferred tax asset or liability for unrealized gains or losses.

Interest Rate and Foreign Currency Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Subscription Facility to fund these investments. For the period from April 5, 2022 (Inception) through December 31, 2022, we had $1.5 million, of unrealized losses, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the period from April 5, 2022 (Inception) through December 31, 2022. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2022. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2022, our asset coverage ratio was 201.6%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2022, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022, we had approximately $162.0 million of availability on our Subscription Facility, subject to asset coverage limitations.

As of December 31, 2022, we had $274.6 million in cash and cash equivalents. During the year ended December 31, 2022, we used $800.4 million in cash from operating activities as a result of purchases and originations of investments of $808.3 million which was partially offset by an increase in net assets resulting from operations of $3.8 million and other operating activity of $4.1 million. Lastly, cash provided by financing activities was $1,075.0 million during the period, consisting of borrowings of $816.5 million and proceeds from the issuance of Common Shares of $542.9 million which was partially offset by repayments on debt and deferred financing costs of $284.4 million.

Equity

The following table summarizes the total Shares issued and proceeds received related to the Company's initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the period ended December 31, 2022.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 24, 2022 (1)	1,200	$0.0
August 31, 2022	2,205,694	55.1
September 28, 2022	5,080,906	125.5
October 27, 2022	7,598,252	187.3
December 13, 2022	3,998,385	100.0
December 28, 2022	2,997,591	75.0
	21,882,028	$542.9

(1)
Amounts round to less than $0.1

Debt

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value(2)
Subscription Facility	$700.0	$538.0	$162.0	$534.1
Total Debt	$700.0	$538.0	$162.0	$534.1

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility (as defined below) and asset coverage requirements.
(2)
The carrying value of the Subscription Facility (as defined below) is presented net of deferred financing costs of $3.9 million.

As of December 31, 2022 we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Subscription Facility

On September 1, 2022, (the "Closing Date"), the Company entered into a revolving credit agreement (the "Subscription Facility") with Wells Fargo Bank, National Association, as administrative agent (the "Administrative Agent"), letter of credit issuer, lead arranger and as a lender.

As of September 30, 2022, aggregate commitments under the facility were $400 million. Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the facility were increased to $700 million, with the increased amount being brought in by the joinder of State Street Bank and Trust Company as a new lender, subject to availability under the borrowing base, which is based on unfunded capital commitments. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, aggregate commitments under the facility were increased to $800 million and $850 million, respectively.

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the "Stated Maturity"); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company's ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility. At the Company's option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

Borrowings under the Subscription Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) an adjusted Daily Simple SOFR rate plus 1.95%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.95% and (c) in the case of reference rate loans, 0.95% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.95% or (iii) in the case of loans denominated in sterling, the adjusted SONIA rate plus 1.95%. SOFR loans are subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at our election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2022, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euro (EUR) of 13.5 million on our Subscription Facility, included in the Outstanding Principal amount in the table above.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of December 31, 2022 , we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

Revolving Credit Facility

On January 9, 2023 (the "Revolving Credit Facility Closing Date"), the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Facility") with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.
The aggregate commitments under the facility were $600 million and includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility up to $1 billion. The Revolving Credit Facility will mature on January 19, 2028 (the "Revolving Credit Facility Maturity Date"). The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

Borrowings under the Revolving Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) adjusted Term SOFR plus 1.75% or 2.00%, based on certain borrowing base conditions and (b) an alternative base rate plus 1.75% or 2.00%, based on certain borrowing base conditions, (ii) in the case of loans denominated in other permitted currencies at the relevant rate specified plus 1.75% or 2.00%, based on certain borrowing base conditions, plus in the case of amounts denominated in certain other permitted currencies, an adjustment. We also will pay an unused commitment fee of 0.375% per annum on the unused commitments.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2022
Avalara, Inc. - Revolver	$13.6
BTRS Holdings, Inc. - Delayed Draw & Revolver	25.9
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.6
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.0
OutSystems Luxco SARL - Delayed Draw	2.1
Ping Identity Holding Corp. - Revolver	13.6
Total Portfolio Company Commitments (1)(2)	$62.8

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

Other Commitments and Contingencies

As of December 31, 2022, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.

Under the Administration Agreement, our Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse our Adviser or its affiliates for the allocable portion (subject to the review and approval of our

Board) of expenses incurred by it in performing its obligations under the Administration Agreement, the fees and expenses associated with performing compliance functions. Such reimbursable amounts include the allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who provide operational and administrative services to us pursuant to the Administrative Agreement. We reimburse the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on a percentage of time those individuals devote, on an estimated basis, to our business and affairs. We may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Our Adviser also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2022 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$538.0	$—	$538.0	$—	$—
Total Contractual Obligations	$538.0	$—	$538.0	$—	$—

Distributions

We intend to elect to be regulated and qualify for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

•
investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•
net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.

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

We intend to pay quarterly dividends to our shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read any written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our Common Shareholders. As a result, if we declare a cash dividend or other distribution, each shareholder that has not “opted out” of our dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our Common Shares rather than receiving cash dividends. Shareholders who receive distributions in the form of shares of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in "ITEM 1A. RISK FACTORS."

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

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments, including and in combination of:

•
the estimated enterprise value of a portfolio company (that is, the total value of the portfolio company’s net debt and equity);
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments based on its earnings and cash flow;
•
the markets in which the portfolio company does business;
•
a comparison of the portfolio company’s securities to any similar publicly traded securities; and
•
overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

When an external event, such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates our valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•
The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed-upon valuation recommendations are presented to the Audit Committee.
•
The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.
•
The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties, including independent third party valuation firms engaged at the direction of the Board.

We conduct this valuation process on a quarterly basis.

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2022, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

We apply Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC Topic 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing and methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained, as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

See Note 5 to our consolidated financial statements included in this Form 10-K for more information on the fair value of our investments.

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

Unless providing services in connection with an investment, such as syndication, structuring or diligence, all or a portion of any loan fees received by us will be deferred and amortized over the investment’s life using the effective interest method.

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

Our accounting policy on interest and dividend income recognition is critical because it involves the primary source of our revenue and accordingly is significant to the financial results as disclosed in our consolidated financial statements.

U.S. Federal Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes which may be significant to our financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

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

As of December 31, 2022, 100% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors.

Assuming that our consolidated balance sheet as of December 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$7.1	$16.1	$(9.0)
Up 200 basis points	$4.7	$10.8	$(6.1)
Up 100 basis points	$2.4	$5.4	$(3.0)
Down 25 basis points	$(0.5)	$(1.3)	$0.8

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Subscription Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Subscription Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIXTH STREET LENDING PARTNERS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Sixth Street Lending Partners:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sixth Street Lending Partners and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the period from April 5, 2022 (inception) to December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, changes in its net assets, and its cash flows for the period from April 5, 2022 (inception) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022, by correspondence with custodians, or by other appropriate auditing measures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York
February 17, 2023

Sixth Street Lending Partners

Consolidated Balance Sheet

(Amounts in thousands, except share and per share amounts)

December 31,
2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $809,029)	$808,801
Cash and cash equivalents	274,612
Interest receivable	7,814
Prepaid expenses and other assets	485
Total Assets	$1,091,712
Liabilities
Debt (net of deferred financing costs of $3,911)	$534,080
Management fees payable to affiliate	650
Incentive fees on net investment income payable to affiliate	1,027
Other payables to affiliate	4,062
Other liabilities	5,182
Total Liabilities	545,001
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized, 21,882,028 shares issued and outstanding	22
Additional paid-in capital	542,596
Distributable earnings	4,093
Total Net Assets	546,711
Total Liabilities and Net Assets	$1,091,712
Net Asset Value Per Share	$24.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

From April 5, 2022 (Inception) through
December 31, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$17,050
Other income	104
Total Investment Income	17,154
Expenses
Interest	5,233
Management fees	2,668
Incentive fees on net investment income	1,028
Organizational expense	2,160
Offering expense	102
Professional fees	963
Trustees’ fees	263
Other general and administrative	919
Total expenses	13,336
Management fees waived (Note 3)	(1,992)
Net Expenses	11,344
Net Investment Income Before Income Taxes	5,810
Income taxes, including excise taxes	220
Net Investment Income	5,590
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(229)
Translation of other assets and liabilities in foreign currencies	(1,434)
Total net change in unrealized gains (losses)	(1,663)
Realized gains (losses):
Foreign currency transactions	(80)
Total net realized gains (losses)	(80)
Total Net Unrealized and Realized Gains (Losses)	(1,743)
Increase (decrease) in Net Assets Resulting from Operations	$3,847
Earnings per common share—basic and diluted	$0.55
Weighted average shares of common shares outstanding—basic and diluted	7,034,869

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of December 31, 2022

(Amounts in thousands, except share amounts)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Business services
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	8.26%	$3,139	$ 3,213 (EUR 3,011)	0.6%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	7.74%	3,060	3,112 (EUR 2,916)	0.6%
					6,199	6,326	1.2%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	8.73%	6,907	7,326 (EUR 6,864)	1.3%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	10.20%	11,245	11,922 (GBP 9,911)	2.1%
					18,152	19,248	3.3%
Financial Services
BTRS Holdings, Inc. (3)	First-lien loan ($135,540 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.50%	131,066	130,290	23.8%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.32%	132,727	131,864	24.1%
					263,793	262,154	47.9%
Human Resource Support Services
Bswift, LLC (3)(5)	First-lien loan ($142,394 par, due 11/2028)	11/7/2022	SOFR + 6.63%	10.81%	138,019	138,477	25.3%

Internet Services
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.07%	5,424	5,426	1.0%

Manufacturing
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	11.83%	132,740	131,489	24.1%

Retail and Consumer Products
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($100,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.30%	97,199	98,000	17.9%
Commercehub, Inc. (3)	First-lien loan ($150,000 par, due 12/2027)	11/15/2022	SOFR + 6.50%	11.03%	139,697	139,875	25.6%
					236,896	237,875	43.5%

Total Debt Investments					801,223	800,995	146.4%

Equity and Other Investments

Human Resource Support Services
Bswift, LLC (8)(10)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	7,606	1.4%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			-	-	0.0%
					200	200	0.0%

Total Equity and Other Investments					7,806	7,806	1.4%
Total Investments					$809,029	$808,801	147.8%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company does not “control” any of the portfolio companies. Also under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would be deemed to be an "Affiliated Person" of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2022, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate ("SONIA" or "S"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 2.3% of total assets as of December 31, 2022.
(5)
In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the “last out” tranche.
(6)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value
Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.
(7)
As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $810,241 resulting in estimated gross unrealized gains and losses of $2,806 and $5,681, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $7,806, or 1.4% of the Company's net assets.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at April 5, 2022 (Inception)	—	$—	$—	$—	$—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,590	5,590
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(1,663)	(1,663)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(80)	(80)
Increase (decrease) in net assets Resulting from Capital share Transactions:
Issuance of Common Shares	21,882,028	22	542,842	—	542,864
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(246)	246	—
Balance at December 31, 2022	21,882,028	22	542,596	4,093	546,711

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Cash Flows

(Amounts in thousands)

From April 5, 2022 (Inception) through
December 31, 2022
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$3,847
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	229
Net change in unrealized (gains) losses on foreign currency transactions	1,434
Net realized (gains) losses on foreign currency transactions	20
Net amortization of discount on investments	(770)
Amortization of deferred financing costs	460
Purchases and originations of investments, net	(808,259)
Changes in operating assets and liabilities:
Interest receivable	(7,814)
Prepaid expenses and other assets	(485)
Management fees payable to affiliate	650
Incentive fees on net investment income payable to affiliate	1,027
Other payables to affiliate	4,062
Other liabilities	5,182
Net Cash Used in Operating Activities	(800,417)
Cash Flows from Financing Activities
Borrowings on debt	816,536
Repayments on debt	(280,000)
Deferred financing costs	(4,371)
Proceeds from issuance of common shares	542,864
Net Cash Provided by Financing Activities	1,075,029
Net Increase (decrease) in Cash and Cash Equivalents	274,612
Cash and cash equivalents, beginning of period	—
Cash and Cash Equivalents, End of Period	$274,612
Supplemental Information:
Interest paid during the period	$1,018

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Notes to Consolidated Financial Statements

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Lending Partners (the “Company”) is a Delaware statutory trust formed on April 5, 2022 "Inception". The Company was formed primarily to lend to, and selectively invest in, upper middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Lending Partners Advisers, LLC (the “Adviser”). On May 12, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding, LLC, a Delaware limited liability company. On May 12, 2022, the Company formed a wholly-owned subsidiary, SSLP Lending, LLC, a Delaware limited liability company. On December 8, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding II, LLC, a Delaware limited liability company.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2022, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
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

In addition, changes in the market environment including the impact of changes in broader market indices and credit spreads and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Subscription Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the consolidated statements of operations.

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

As of December 31, 2022, the Company incurred less than $0.1 million of organization and offering costs in excess of 0.10% of the Company’s total Capital Commitments, all of which have been borne by the Adviser and is subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the effective interest method, or straight-line method, over the stated maturity of the debt obligation.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, diligence fees, or other service-based fees and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

Earnings per share

The Company's earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of Common Shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of Common Shares outstanding during the period.

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

Income Taxes, Including Excise Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

For the period ended December 31, 2022, the Company recorded a net expense of $0.2 million.

Dividends to Common Shareholders

Dividends to common shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Board has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or distribution, then shareholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional Common Shares as described below. See Note 10 for further information related to dividends.

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

For the period from April 5, 2022 (Inception) through December 31, 2022, the Company has incurred $0.5 million for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the period ended December 31, 2022, Management Fees (gross of waivers) were $2.7 million.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the period from April 5, 2022 (Inception) through December 31, 2022, Management Fees of $2.0 million have been waived. Any waived Management Fees are not subject to recoupment by the Adviser.

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

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the period ended December 31, 2022, Incentive Fees on net investment income were $1.0 million. For the period ended December 31, 2022 there was no accrual of Capital Gains Incentive Fees.

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

As of December 31, 2022, the Adviser has not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedules of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled, affiliated investments.

Investments at fair value consisted of the following at December 31, 2022:

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$801,223	$800,995	$(228)
Equity and other investments	7,806	7,806	—
Total Investments	$809,029	$808,801	$(228)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2022 is as follows:

December 31, 2022
Business Services	0.8%
Chemicals	2.4%
Financial Services	32.4%
Human Resource Support Services	18.0%
Internet Services	0.7%
Manufacturing	16.3%
Retail and Consumer Products	29.4%
Total	100.0%

The geographic composition of investments at fair value at December 31, 2022 is as follows:

December 31, 2022
United States
Midwest	18.1%
Northeast	45.5%
South	0.7%
West	32.5%
Germany	0.4%
Luxembourg	0.4%
Norway	2.4%
Total	100.0%

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2022:

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$800,995	$800,995
Equity and other investments	—	—	7,806	7,806
Total	$—	$—	$808,801	$808,801

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period from April 5, 2022 (Inception) through December 31, 2022:

	As of and for the Period Ended
	December 31, 2022
	First-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$—	$—	$—
Purchases or originations	800,453	7,806	808,259
Net change in unrealized gains (losses)	(228)	—	(228)
Net amortization of discount on investments	770	—	770
Balance, End of Period	$800,995	$7,806	$808,801

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2022:

Net Change in Unrealized
Gains (Losses)
From April 5, 2022 (Inception) through
December 31, 2022 on
Investments Held at
December 31, 2022
First-lien debt investments	$(228)
Total	$(228)

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$800,995	Income approach	Discount rate	9.3% — 15.1% (13.1%)	Decrease
Equity and other investments	7,806	Market Multiple	Comparable multiple	5.8% — 13.5% (13.3%)	Increase
Total	$808,801

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Subscription Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2022, approximates its carrying value as the outstanding balance is callable at carrying value.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Subscription Facility, are classified as Level 2.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022, the Company’s asset coverage was 201.6%.

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$700,000	$537,991	$162,009	$534,080
Total Debt	$700,000	$537,991	$162,009	$534,080

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility and asset coverage requirements.
(2)
The carrying value of the Subscription Facility is presented net of deferred financing costs of $3.9 million.

For the period ended December 31, 2022, the components of interest expense were as follows:

From April 5, 2022 (Inception) through
December 31, 2022
Interest expense	$4,598
Commitment fees	175
Amortization of deferred financing costs	460
Total Interest Expense	$5,233
Average debt outstanding (in millions) (1)	$219.4
Weighted average interest rate (1)	6.3%

(1)
Average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Subscription Facility, September 1, 2022.

Subscription Facility

On September 1, 2022 (the "Subscription Facility Closing Date"), the Company entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the "Administrative Agent"), letter of credit issuer, lead arranger and as a lender.

As of September 30, 2022, aggregate commitments under the facility were $400 million. Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the facility were increased to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the facility were increased to $800 million and $850 million, respectively.

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the "Subscription Facility Stated Maturity"); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility. At the Company’s option, the Subscription Facility Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euro (EUR) of 13.4 million on its Subscription Facility, included in the Outstanding Principal amount in the table above.

Borrowings under the Subscription Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) an adjusted Daily Simple SOFR rate plus 1.95%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.95% and (c) in the case of reference rate loans, 0.95% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.95% or (iii) in the case of loans denominated in sterling, the adjusted SONIA rate plus 1.95%. SOFR loans are subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at our election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of December 31, 2022, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

As of December 31, 2022, the Company was in compliance with the terms of the Subscription Facility.

On January 19, 2023 (the "Revolving Credit Facility Closing Date"), the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Facility") with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the facility were $600 million and includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility up to $1 billion. The Revolving Credit Facility will mature on January 19, 2028 (the "Revolving Credit Facility Maturity Date"). The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

Borrowings under the Revolving Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) adjusted Term SOFR plus 1.75% or 2.00%, based on certain borrowing base conditions and (b) an alternative base rate plus 1.75% or 2.00%, based on certain borrowing base conditions, (ii) in the case of loans denominated in other permitted currencies at the relevant rate specified plus 1.75% or 2.00%, based on certain borrowing base conditions, plus in the case of amounts denominated in certain other permitted currencies, an adjustment. We also will pay an unused commitment fee of 0.375% per annum on the unused commitments.

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

As of December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

December 31, 2022
Avalara, Inc. - Revolver	$13,636
BTRS Holdings, Inc. - Delayed Draw & Revolver	25,915
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,618
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,041
OutSystems Luxco SARL - Delayed Draw	2,137
Ping Identity Holding Corp. - Revolver	13,636
Total Portfolio Company Commitments (1)(2)	$62,983

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

Other Commitments and Contingencies

As of December 31, 2022 the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022 management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the period ended December 31, 2022, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2022, the Company had received Capital Commitments totaling $2,678.4 million ($2,135.5 million remaining undrawn).

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the period ended December 31, 2022:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 24, 2022	1,200	$30
August 31, 2022	2,205,694	55,142
September 28, 2022	5,080,906	125,430
October 27, 2022	7,598,252	187,262
December 13, 2022	3,998,385	100,000
December 28, 2022	2,997,591	75,000
	21,882,028	$542,864

9. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

From April 5, 2022 (Inception) through
December 31, 2022
Earnings per common share—basic and diluted
Increase in net assets resulting from operations	$3,847
Weighted average shares of Common Shares outstanding—basic and diluted	7,034,869
Earnings per common share—basic and diluted	$0.55

10. Dividends

During the period ended December 31, 2022, no distributions had been declared or paid by the Company.

With respect to distributions, the Company has adopted an "opt out" dividend reinvestment plan for Shareholders. As a result, in the event of a declared cash distribution or other distribution, each Shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional Common Shares rather than receiving cash distributions. Shareholders who receive distributions in the form of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

11. Income Taxes

The tax basis components of distributable earnings for the period from April 5, 2022 (Inception) through December 31, 2022 was as follows:

From April 5, 2022 (Inception) through
December 31, 2022
Increase in net assets resulting from operations	$3,847
Adjustments:
Net unrealized (gains) losses on investments	1,663
Other income (loss) for tax purposes, not book	1,211
Deferred organizational costs	(47)
Other expenses not currently deductible	2,382
Taxable Income	$9,056

The following reconciles increase in net assets resulting from operations for the fiscal year ended December 31, 2022 to taxable income at December 31, 2022:

December 31, 2022
Undistributed net investment income - tax basis	$9,056
Net unrealized gains (losses) on investments	(2,875)
Other temporary differences	(2,088)
Total distributable earnings - book basis	$4,093

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or distributable earnings, as appropriate.

During the period April 5, 2022 through December 31, 2022, the Company increased distributable earnings and decreased additional paid in capital by $0.2 million which was primarily attributable to U.S. federal excise taxes.

The Company’s wholly-owned subsidiaries, Sixth Street LP Holding, LLC, and Sixth Street LP Holding II, LLC, are taxable subsidiaries in which the Company holds certain investments. Sixth Street LP Holding, LLC and Sixth Street LP Holding II, LLC are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

The tax cost of the Company’s investments as of December 31, 2022 was $810,241, resulting in estimated gross unrealized gains and losses of $2,806 and $5,681, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the period from April 5, 2022 (Inception) through December 31, 2022, a net expense of $0.2 million, was recorded for U.S. federal excise tax.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding during the period ended December 31, 2022.

From April 5, 2022 (Inception) through
December 31, 2022 (3)
Per Share Data
Net asset value, beginning of period	$25.00

Net investment income (1)	0.51
Net realized and unrealized gain (loss)(1)	(0.16)
Total from operations	0.35
Net Common Share Issuance	(0.37)
Total increase (decrease) in net assets	(0.02)
Net Asset Value, End of Period	$24.98
Total return based on net asset value (2)	-0.08%
Common shares outstanding, end of period	21,882,028
Ratios / Supplemental Data
Ratio of gross expenses to average net assets without management fee waiver (4)	6.73%
Ratio of net expenses to average net assets with management fee waiver (4)	5.70%
Ratio of net investment income to average net assets without management fee waiver (4)	2.17%
Ratio of net investment income to average net assets with management fee waiver (4)	3.21%
Portfolio turnover	0.00%
Net assets, end of period	$546,711

(1)
The per share data was derived by using the weighted average common shares from the Commencement of Operations through December 31, 2022.
(2)
Total return based on net asset value is calculated as the change in net asset value per share from the Commencement of Operations through December 31, 2022 and has not been annualized.
(3)
Table may not sum due to rounding.
(4)
The ratio represents information from April 5th (Inception) through December 31, 2022 on an annualized basis, except for nonrecurring expenses, such as organizational and offering expenses, which are not annualized.

13. Selected Quarterly Financial Data (Unaudited)

	2022
	Q4	Q3
Investment Income	$16,189	$966
Net Expenses (1)	$8,948	$1,673
Net Investment Income (2)	$7,241	$(707)
Total unrealized and realized gains (losses)	$(2,120)	$377
Increase (decrease) in Net Assets Resulting from Operations	$5,120	$(330)
Net Asset Value per Share as of the End of the Quarter	$24.98	$24.61

(1)
Net expenses include income taxes, including any excise taxes.
(2)
Net investment income excludes (943) of expenses incurred at formation.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the period ended December 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees. These individuals are referred to as “Independent Trustees.” Our Board of Trustees elects the Company’s executive officers, who serve at the discretion of the Board of Trustees

Board of Trustees and Executive Officers

Trustees

Information regarding the Board of Trustees is as follows:

Name	Age	Position	Trustee Since
Interested Trustee:
Joshua Easterly	46	Chief Executive Officer, Chair of the Board, Trustee	2022
Jennifer Gordon	47	Trustee	2022
David Stiepleman	51	Trustee	2022
Independent Trustees:
Richard Higginbotham	75	Trustee	2022
Hurley Doddy	59	Trustee	2022
Judy Slotkin	69	Trustee	2022
Ronald Tanemura	59	Trustee	2022

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Sixth Street Lending Partners, 2100 McKinney Avenue, Suite 1500, Dallas, TX 75201.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Age	Position
Ian Simmonds	51	Chief Financial Officer
Michael Graf	40	Deputy Chief Financial Officer, Vice President and Principal Accounting Officer
Anton Brett	35	Chief Compliance Officer and Secretary

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Trustees

Our trustees have been divided into two groups — interested trustees and Independent Trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act. An Independent Trustee is a trustee who is not an “interested person.”

Interested Trustees

Joshua Easterly was appointed Chief Executive Officer of the Company in June 2022 and elected a trustee and Chairman of the Company in June 2022. Mr. Easterly is a Co-Founding Partner and Co-President of Sixth Street and the Co-Chief Investment Officer of the Adviser. Between 2008 and 2010, he was a Managing Director at Goldman, Sachs & Co. in the Americas Special Situations Group, which invested Goldman’s capital in both the public markets and private transactions in distressed and special situations. Between 2006 and 2008, he served as a Director, Management Committee Member and Co-Head of the Goldman Sachs Specialty Lending Group.

Prior to joining Goldman, Sachs & Co. in March 2006, Mr. Easterly was Senior Vice President, Northeast Regional Originations Manager at Wells Fargo Capital Finance, or WFCF, formerly known as Wells Fargo Foothill and Foothill Capital Corporation, the commercial finance company of Wells Fargo and Company. Mr. Easterly graduated from California State University, Fresno with a Bachelor of Science in Business Administration, magna cum laude. Mr. Easterly’s depth of experience investing in a variety of distressed and special situations transactions as well as his extensive knowledge of the business and operations of Sixth Street provides the Board with valuable insight and expertise.

Jennifer Gordon was elected a trustee of the Company in June 2022. Ms. Gordon is a Vice President of the Company and is a Partner, Co-Chief Operating Officer and Chief Compliance Officer of Sixth Street. Prior to joining Sixth Street, from 2004 to 2014, she held various positions at Goldman, Sachs & Co., including most recently as a Managing Director co-heading Americas Securities Division Compliance. Ms. Gordon was previously an associate at the law firm of White & Case LLP. Ms. Gordon holds a J.D. from Fordham University School of Law and B.A. in International Relations from the University of Michigan. Ms. Gordon’s regulatory and operational knowledge provides the Board with valuable insight in the financial services sector.

David Stiepleman was elected a trustee of the Company in June 2022. Mr. Stiepleman is a Vice President of the Company. He is a Co-Founding Partner, Co-President and Co-Chief Operating Officer of Sixth Street. Mr. Stiepleman has been a cross-border corporate lawyer, senior executive and business builder for over 20 years, starting and running businesses, and representing clients, in the U.S., Europe and Asia. Mr. Stiepleman is a strategic advisor to Concrete Rose, an early stage investment platform deploying financial and social capital to underrepresented founders of color. He also serves on the Advisory Council for Mt. Tamalpais College (f/k/a Prison University Project), a college-degree awarding program at San Quentin Prison. Mr. Stiepleman received a B.A. in French and Political Science from Amherst College and a J.D. from Columbia University. Mr. Stiepleman’s legal, regulatory and operational experience provides the Board with valuable knowledge and guidance.

Independent Trustees

Richard Higginbotham was elected a trustee of the Company in June 2022. From September 2010, he was a director of Healthcare Finance Group LLC until its sale in 2013. Between July 2008 and March 2010, Mr. Higginbotham was a director and then chairman of Tygris Commercial Finance Group, Inc., where he also served on the risk committee. From 2004 to 2005, Mr. Higginbotham was the President of Asset Based Lending and Leasing at Bank of America. Prior to that, he worked for 35 years, including in various senior executive positions, at Fleet Bank, Fleet Financial Group, Inc. and FleetBoston Financial, Inc. Mr. Higginbotham holds a B.A. in Political Science from Brown University. Mr. Higginbotham’s depth of experience in senior executive positions in the financial sector provides the Board with valuable experience, insight and perspective in the credit sector.

Hurley Doddy was elected a trustee of the Company in June 2022. Mr. Doddy is a Managing Director, Founding Partner and Co-Chief Executive Officer of Emerging Capital Partners, a private equity fund manager focused on Africa. Mr. Doddy is an experienced chief executive and board director with over 38 years of investing for growth across international borders, over multiple business cycles and in many industries and has served on boards of companies listed in the US, Europe, and Africa. Prior to founding Emerging Capital Partners in 1999, Mr. Doddy was an Executive Director at Sumitomo Finance International in London. Mr. Doddy’s career in finance began at Salomon Brothers in 1984, lasting over 14 years with assignments in New York, Tokyo, and Sao Paulo where he gained a wealth of experience in bond trading, hedge management, fixed income & equity derivatives, and emerging markets investing. Mr. Doddy holds an A.B. in Economics from Princeton University and a Chartered Financial Analyst (CFA) designation. Mr. Doddy’s breadth of experience across financial markets and products, geographies, along with his focus on risk management, provides the Board with valuable insight and perspective in the credit sector.

Judy Slotkin was elected a trustee of the Company in June 2022. Ms. Slotkin retired as a Managing Director from Bank of America in 2015, where she most recently led business development and relationship management for the New York market as part of the Market Executive team in private wealth management. Prior to joining Bank of America in 2010, Ms. Slotkin served as the Chief Risk Officer at Everspan Financial Guaranty. Prior to joining Everspan, Ms. Slotkin served various leadership roles at Citigroup, including Department Head of the Corporate Finance Division, where she led origination, trading and sales of asset-backed securities, commercial paper on an agency basis, loan note trading and investment grade loan syndications. During her career at Citigroup, Ms. Slotkin also served as the Credit Head of the Corporate Finance Division and Municipal Credit Head of the Public Finance Department. Ms. Slotkin holds a B.S. in Accounting from Fairleigh Dickinson University and an M.B.A. in Finance from Fordham University. She previously served as a director, chair of the nominating and corporate governance committee and a member of the audit committee for Siga Technologies, Inc. and a director and chair of the audit committee for Nephros, Inc. Ms. Slotkin’s numerous management positions and broad experiences within financial institutions provide the Board with valuable knowledge and insight in the financial services sector.

Ronald Tanemura was elected a trustee of the Company in June 2022. Since 2012, Mr. Tanemura has served as a director of post-reorganization Lehman Brothers Holdings Inc. in New York. Also, from 2012 to 2019, he served as a non-executive director of ICE Clear Credit in Chicago and, from 2009 to 2019, he served as a non-executive director of ICE Clear Europe in London, both wholly owned subsidiaries of Intercontinental Exchange, Inc. Prior to that, Mr. Tanemura was an Advisory Director and Partner at Goldman, Sachs & Co. from 2000 to 2006 where he was the Global Co-Head of Credit Derivatives and a member of the Fixed Income, Currency and Commodities Risk Committee and Firmwide Credit Policy Committee. In addition, Mr. Tanemura has led a variety of fixed income businesses, working at Deutsche Bank from 1996 to 2000 and at Salomon Brothers from 1985 to 1996. Mr. Tanemura holds an A.B. in Computer Science from the University of California, Berkeley and currently serves on the Board of Talcott Resolution Life Insurance Company and certain affiliates. Mr. Tanemura’s extensive experience in the financial markets provides the Board with valuable industry-specific knowledge.

Executive Officers Who Are Not Trustees

Ian Simmonds is the Chief Financial Officer of the Company and a Managing Director of Sixth Street. From 2005 to 2015, Mr. Simmonds was a member of the Financial Institutions Group at Bank of America Merrill Lynch’s Global Investment Bank in New York, most recently as a Managing Director. From 2000 to 2003, Mr. Simmonds was Managing Director at Principal Global Investors, the asset management unit of The Principal Financial Group, based in Singapore. Prior to this role, Mr. Simmonds was a Senior Vice President at Bankers Trust Australia from 1995 to 2000 (acquired by Principal in 1999), and worked in public accounting at KPMG from 1989 to 1995. Mr. Simmonds holds a Bachelor of Commerce from the University of New South Wales, a Master of Applied Finance from Macquarie University, and an M.B.A. from the Wharton School of the University of Pennsylvania. He is a Chartered Accountant.

Michael Graf is Deputy Chief Financial Officer, Vice President and Principal Accounting Officer of the Company. From 2010 to 2013, Mr. Graf was a Vice President in Alternative Investments at U.S. Bancorp Fund Services, LLC. From 2006 to 2010, Mr. Graf was an Accounting Manager at GSC Group, Inc., a private investment firm. Prior to working at GSC Group Inc., Mr. Graf worked in public accounting at KPMG from 2004 to 2006. Mr. Graf holds a B.S. in Finance and Accounting from the Leonard N. Stern School of Business at New York University. He is a Certified Public Accountant.

Anton Brett is the Chief Compliance Officer and Secretary of the Company and a Vice President of Sixth Street. Prior to joining Sixth Street, from 2017 to 2020, he was a Senior Associate at Scopia Capital Management, LP. From 2014 to 2017, Mr. Brett was an Associate at the law firm of Willkie Farr & Gallagher LLP. From 2009 to 2011, he was an Analyst, and later a Senior Analyst, at the law firm of Kobre & Kim LLP. Mr. Brett holds a J.D. from Duke University School of Law and B.A. in International Relations and Slavic Studies, magna cum laude, from Brown University.

Other Officers Who Are Not Trustees

Robert (“Bo”) Stanley is a Vice President of the Company, a Partner of Sixth Street, and co-head of Sixth Street Growth. Mr. Stanley focuses on originating transactions in the software, payment systems, data infrastructure and business services sectors. Mr. Stanley was previously with Wells Fargo Capital Finance, a provider of specialized senior secured financing to companies throughout the U.S. and Canada, from 2000 to 2011. While at Wells Fargo, Mr. Stanley served in multiple roles in an underwriting and origination capacity. From 2006 to 2011, Mr. Stanley was a Director of Loan Originations where he was responsible for lead development and generation of commercial loans. He holds a B.S. in Business Administration with a concentration in Finance from the University of Maine.

Alan Waxman is a Vice President of the Company. Mr. Waxman is a Co-Founding Partner and Chief Executive Officer of Sixth Street. Prior to co-founding Sixth Street, Mr. Waxman was a Partner at Goldman, Sachs & Co. and Chief Investment Officer of its largest proprietary investing business, the Americas Special Situations Group. Sixth Street continues an investment philosophy Mr. Waxman and Sixth Street’s founding partner group began developing over 20 years ago while building complementary businesses to invest Goldman’s capital in public and private markets across the capital structure in companies, assets, and idiosyncratic opportunities. Mr. Waxman is a Founding LP and Strategic Advisor to Concrete Rose, an early stage investment platform deploying financial and social capital to underrepresented founders of color. He and other Sixth Street team members began advising Concrete Rose leadership on the firm’s formation in 2018 and Sixth Street is a Founding Strategic Partner. Mr. Waxman holds a B.A. in International Relations from the University of Pennsylvania and currently serves on the Board of Overseers for the University of Pennsylvania College of Arts and Sciences. He is a Board Member Emeritus for Tipping Point Community and serves on the Advisory Council for the Boys and Girls Club of the Peninsula, which are both focused on fighting poverty and inequality of opportunity in the San Francisco Bay Area.

Craig Hamrah is a Vice President of the Company, Senior Credit Underwriter of the Adviser and Managing Director of Sixth Street. Mr. Hamrah was previously with Silver Point Capital, where he was a senior deal underwriter and oversaw the portfolio in the private finance group. From 2004 to 2005, Mr. Hamrah was a Senior Vice President at the Royal Bank of Scotland. From 1997 to 2004, Mr. Hamrah was an Executive Vice President at Emigrant Business Credit Corp, a subsidiary of Emigrant Savings Bank. Mr. Hamrah started his career at The CIT Group in 1990 working in the commercial finance and equipment finance divisions. He holds a B.A. in Business Economics from Brown University.

Steven Pluss is a Vice President of the Company. He is a Co-Founding Partner of Sixth Street and has also been the Chief Risk Officer since 2013, as well as the Chief Financial Officer from 2013 to 2016. Prior to joining Sixth Street, Mr. Pluss was a Managing Director and co-head of the Goldman Sachs Specialty Lending Group at Goldman, Sachs & Co., where he worked from 2004 to 2013. From 1999 to 2004, Mr. Pluss was a Partner, Founder and Managing Member of RTV Ventures, a special situations lending joint venture with Goldman, Sachs & Co. Mr. Pluss holds a B.B.A. from Texas A&M University and an M.B.A. from Southern Methodist University.

Michael Fishman is a Vice President of the Company and is a Sixth Street Partner. He has been an executive in corporate lending for more than 30 years with senior management experience in credit, portfolio management and primary loan originations. Prior to joining Sixth Street, Mr. Fishman was the Executive Vice President and National Director of Loan Originations for WFCF, formerly known as Wells Fargo Foothill and Foothill Capital Corporation. In this role, Mr. Fishman sat on the senior investment committee and was responsible for primary and secondary lending, loan distribution and syndications, strategic transactions and new lending products. From 2000 to 2007, he built the team that grew WFCF’s assets under management from approximately $2 billion to over $10 billion. Mr. Fishman has also contributed to various industry publications and panel discussions, and has sat on the board of the American Bankruptcy Institute. He holds a Bachelor of Science in Finance from Rochester Institute of Technology. Mr. Fishman’s extensive experience in the credit markets provides the Board with valuable industry-specific knowledge.

Joshua Peck is a Vice President of the Company and a Partner and General Counsel of Sixth Street. Prior to joining Sixth Street in 2015, Mr. Peck was an Associate with Weil, Gotshal & Manges LLP, focused on private equity and mergers and acquisitions. He holds a J.D. from Fordham Law School and a B.A. in Government from Cornell University. Mr. Peck serves on the Board of Directors of Legal Aid at Work, a non-profit legal services organization that has been assisting low-income, working families for one than 100 years. He also serves on the Advisory Council of the Law Firm Antiracism Alliance, which brings together law firms and legal services organizations to identify and dismantle structural and systemic racism in the law.

Leadership Structure and Oversight Responsibilities

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements, cybersecurity and the services, expenses and performance of service providers to us. Among other things, our Board approves the appointment of our Adviser and our officers, reviews and monitors the services and activities performed by our investment adviser and our executive officers.

Our Board designates a chairman to preside over the meetings of the Board and to perform other duties as may be assigned to him by the Board. We do not have a fixed policy as to whether the chairman of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the chairman and reorganize the leadership structure, from time to time, based on the criteria that is in our best interests and the best interests of our shareholders at such times.

Mr. Easterly will serve as the chairman of our Board. We believe that Mr. Easterly’s familiarity with our investment platform and extensive knowledge of the financial services industry qualifies him to serve as the chairman of our Board.

Our Board does not currently have a designated lead Independent Trustee. We are aware of the potential conflicts that may arise when a non-Independent Trustee is chairman of the Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices will include regular meetings of the Independent Trustees in executive session without the presence of interested trustees and management, as well as the establishment of a Nominating and Corporate Governance Committee and an Audit Committee, each consisting solely of Independent Trustees for the purposes of the NYSE corporate governance rules and, in the case of the Audit Committee, Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During executive sessions, the chairman of the Audit Committee or his designee will act as presiding trustee. In addition, our corporate governance practices include the appointment of our Chief Compliance Officer, with whom the Independent Trustees meet in executive session without the presence of interested trustees and other members of management for administering our compliance policies and procedures. While certain non-management members of our Board currently participate on the boards of directors of other companies, we do not view their participation as excessive or as interfering with their duties on our Board.

Our Board will perform its risk oversight function primarily through its committees and monitoring by our Chief Compliance Officer in accordance with its compliance policies and procedures.

As described below in more detail under “—Board Committees—Audit Committee,” the Audit Committee will assist the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities will include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting, and audits of our financial statements. The Audit Committee will also discuss with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Our Board will also perform its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Chief Compliance Officer will prepare a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures. The Chief Compliance Officer’s report, which will be reviewed by the Board, will address:

•
the adequacy of our compliance policies and procedures and certain of our service providers since the last report;
•
any material changes to these policies and procedures or recommended changes; and
•
any compliance matter that has occurred about which the Board would reasonably need to know to oversee our compliance activities and risks.

In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees periodically, typically every quarter, but in no event less than once each year.

We believe that the Board’s role in risk oversight will be effective and appropriate given the extensive regulation to which we are already subject as a business development company (“BDC”). Specifically, as a BDC, we must comply with numerous regulatory requirements that control the levels of risk in its business and operations, including limitations under the 1940 Act on the amount of borrowings, debt securities or preferred stock we may incur or issue. In addition, we generally have to invest at least 70% of our total assets in “qualifying assets” and, subject to certain exceptions, we generally are not permitted to invest in any portfolio company in which our affiliates currently has an investment. In addition, we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we must, among other things, meet certain source of income, asset diversification and distribution requirements.

Further, we believe that the Board’s structure and practices will enhance its risk oversight because our Independent Trustees separately meet in executive sessions with the Chief Compliance Officer and independent registered public accounting firm without any conflict that could be perceived to discourage critical review.

We believe that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate.

Communications with Trustees

Our Board has established procedures whereby our shareholders and other interested parties may communicate with any member of our Board, the chairman of any of our Board committees or with our non-management trustees as a group by mail addressed to the applicable trustees or trustee group, in the care of the Chief Compliance Officer, Anton Brett, Sixth Street Lending Partners, 888 7th Avenue, 35th Floor, New York, NY 10106. Such communications should specify the intended recipient or recipients. All such communications, other than unsolicited commercial solicitations, will be forwarded to the appropriate trustee, or trustees, for review.

In addition, information on how to report issues related to financial statement disclosures, accounting, internal accounting controls or auditing matters to our Board or the Independent Trustees via email is available upon request.

Board Committees

We currently have two standing committees: the Audit Committee and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee will operate pursuant to the Audit Committee Charter. The Audit Committee Charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in fulfilling its responsibilities for our accounting and reporting processes and the audits of its financial statements by overseeing and monitoring:

•
the quality and integrity of our financial statements;
•
the adequacy of our system of internal controls;
•
the financial reporting process, including the valuation of investments, the review of the independence and performance of, as well as communicate openly with, our independent registered public accounting firm; and

•
our compliance with legal and regulatory requirements.

Our Audit Committee will have the sole authority to approve the engagement, and review the performance of, our independent registered public accounting firm.

Our Board has designated Ms. Slotkin as an “audit committee financial expert” pursuant to the provisions of Item 407(d)(5) of Regulation S-K, and, pursuant to the Audit Committee Charter, our Audit Committee consists solely of members who are independent trustees for the purposes of the applicable NYSE corporate governance rules and Rule 10A-3 under the Exchange Act.

Messrs, Higginbotham, Doddy, and Tanemura and Ms. Slotkin are members of the Audit Committee and Ms. Slotkin serves as Chairman.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee will operate pursuant to the Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committee Charter sets forth the responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for:

•
selecting, researching and nominating trustees for election by our shareholders;
•
selecting nominees to fill vacancies on the Board or a committee of the Board;
•
developing and recommending to the Board a set of corporate governance principles; and
•
overseeing the evaluation of the Board and our management.

The Nominating and Corporate Governance Committee will consider nominees to the Board recommended by a shareholder, if that shareholder complies with the advance notice provisions of our bylaws.

The members of the Nominating and Corporate Governance Committee are Messrs. Higginbotham, Doddy, and Tanemura and Ms. Slotkin, each of whom is independent for purposes of the NYSE corporate governance rules, and each of whom is not an “interested person” of the Company, of the Adviser, or of any of their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. Mr. Higginbotham serves as Chairman.

Board Role in Risk Oversight

Our Board of Trustees performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board of Trustees and are comprised solely of independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board of Trustees anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Trustee’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board of Trustees’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board of Trustees in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than 10% of our Common Shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. Based on our review of Forms 3, 4 and 5 filed by such persons, we believe that during the fiscal year ended December 31, 2022, except for filings made by persons who own more than 10% of our Common Shares, all Section 16(a) filing requirements applicable to such persons were met in a timely manner. The Public Institution for Social Security did not file a Form 3 and three Form 4s on a timely basis.

Dollar Range of Equity Securities Beneficially Owned by Trustees

As of December 31, 2022, no Trustees held any equity securities of the Company.

ITEM 11. EXECUTIVE COMPENSATION

(a) Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, which is also our Administrator, or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

For the avoidance of doubt, the Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of its officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company). See “ITEM 1. BUSINESS—Management Agreements” and “ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE.”

(b) Compensation of Trustees

We pay each Independent Trustee the following amounts for serving as a trustee:

•
a $110,000 annual retainer;
•
$2,500 for each meeting of the Board attended;
•
$1,500 for each monthly telephonic update meeting attended;
•
$1,000 for each committee meeting of ours attended; and
•
an additional fee of $15,000 per year for the chairman of the Audit Committee and $10,000 per year for the chairman of the Nominating and Corporate Governance Committee.

No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each Independent Trustee as follows:

We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Trustee incurred by such trustee in connection with the fulfillment of his or her duties as an Independent Trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

No trustee or officer holds any securities. The following table sets forth, as of December 31, 2022, the beneficial ownership of each person known to us to beneficially own 5% or more of the outstanding shares. Percentage of beneficial ownership is based on 21,882,028 shares outstanding as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

	Type of Ownshership	Number of Shares Owned	Percentage
Five-Percent Shareholder

State of Michigan Retirement System (1)	Record	5,405,827	24.70%
The Public Institution for Social Security (2)	Record	4,324,662	19.76%
Arizona PSPRS Trust (3)	Record	2,162,793	9.88%
Victorian Funds Management Corporation (4)	Record	1,973,500	9.02%
Qatar Investment Authority (5)	Record	1,972,641	9.01%

(1)
The principal address for State of Michigan Retirement System (“Michigan”) is 2501 Coolidge Road Suite 400 East Lansing, Michigan 48823. Information obtained from a Schedule 13G filed by Michigan with the SEC reporting share ownership as of December 31, 2022. Based on that filing, Michigan maintains the sole power to vote or dispose of 5,405,827 shares.
(2)
The principal address for The Public Institution for Social Security (“PIFSS”) is AlMurqab, Al-Soor St, Ta’aminat Building, Kuwait City 13104 Kuwait. Information obtained from a Schedule 13G filed by PIFSS with the SEC reporting share ownership as of December 31, 2022. Based on that filing, PIFSS maintains the sole power to vote or dispose of 4,324,662 shares.
(3)
The principal address for Arizona PSPRS Trust (“Arizona”) is 3010 E. Camelback Road, Suite 200 Phoenix, Arizona 85016. Information obtained from a Schedule 13G filed by Arizona with the SEC reporting share ownership as of December 31, 2022. Based on that filing, Arizona maintains the sole power to vote or dispose of 2,162,793 shares.
(4)
The principal address for Victorian Funds Management Corporation (“VFMC”) is L13 101 Collins St, Melbourne 3000 VIC Australia. Information obtained from a Schedule 13G filed by VFMC with the SEC reporting share ownership as of December 31, 2022. Based on that filing, VFMC maintains the sole power to vote or dispose of 1,973,500 shares.
(5)
The principal address for Qatar Investment Authority (“QIA”) is Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), P.O. Box 23224, Qatar. Information obtained from a Schedule 13G filed by QIA with the SEC reporting share ownership as of December 31, 2022. Based on that filing, QIA maintains the sole power to vote or dispose of 1,972,641 shares.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND TRUSTEE INDEPENDENCE

(a) Transactions with Related Persons, Promoters and Certain Control Persons

Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we will pay Management Fees and Incentive Fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “ITEM 1. BUSINESS— Management Agreements.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees, including a majority of Independent Trustees, or by the holders of a majority of our outstanding voting securities.

Co-Investment Relief

The Adviser has received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board of Trustees may establish Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Sixth Street managed funds that target similar assets. If an investment falls within the Board Criteria, the Sixth Street must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

License Agreement

We have entered into a License Agreement with Austin IP, LLC that grants us a non-exclusive, royalty-free license to use the mark “Sixth Street” and any derivative thereof.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “ITEM 1. BUSINESS.”

Statement of Policy Regarding Transactions with Related Persons

The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Trustee Independence

For information regarding the independence of our trustees, see “ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee and the independent trustees of our Board have selected KPMG LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2022.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

Year Ended December 31, 2022
Audit Fees	$545.0
Audit-Related Fees	—
Tax Fees	23.0
All Other Fees	—
Total Fees	$568.0

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the consolidated financial statements filed with the SEC on Forms 10-K and 10-Q.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

The Audit Committee of our Board operates under a written charter adopted by the Board. The Audit Committee is currently composed of Messrs. Doddy, Higginbotham and Tanemura and Ms. Slotkin.

Management is responsible for the Company’s internal controls and the financial reporting process. The Company’s independent registered public accounting firm is responsible for performing an independent audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (US) and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States and for auditing and reporting on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

Review with Management

The Audit Committee has reviewed the audited financial statements, along with management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and met and held discussions with management regarding the audited financial statements and its assessment of the effectiveness of the Company’s internal control over financial reporting. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee also reviewed the Company’s procedures and internal control processes designed to ensure full, fair and adequate financial reporting and disclosures, including procedures for certifications by the Company’s Chief Executive Officer and Chief Financial Officer that are required in periodic reports filed by the Company with the SEC. The Audit Committee is satisfied that the Company’s internal control system is adequate and that the Company employs appropriate accounting and auditing procedures.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has reviewed and discussed the Company’s audited financial statements, along with management’s assessment of the effectiveness of the Company’s internal control over financial reporting and KPMG LLP’s evaluation of the Company’s internal control over financial reporting, with management and KPMG LLP, the Company’s independent registered public accounting firm, with and without management present. The Audit Committee included in its review the results of KPMG’s examinations, the Company’s internal controls and the quality of the Company’s financial reporting.

The Audit Committee also has discussed with KPMG matters relating to KPMG’s judgments about the quality, as well as the acceptability, of the Company’s accounting principles as applied in its financial reporting as required by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees. In addition, the Audit Committee has discussed with KPMG their independence from management and the Company, as well as the matters in the written disclosures received from KPMG and required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence. The Audit Committee received a written communication from KPMG confirming their independence and discussed it with them. The Audit Committee discussed and reviewed with KPMG the Company’s critical accounting policies and practices, other material written communications to management, and the scope of KPMG’s audits and all fees paid to KPMG during the fiscal year. The Audit Committee has adopted guidelines requiring review and pre-approval by the Audit Committee of audit and non-audit services performed by KPMG for the Company. The Audit Committee has reviewed and considered the compatibility of KPMG’s performance of non-audit services with the maintenance of KPMG’s independence as the Company’s independent registered public accounting firm.

Conclusion

Based on the Audit Committee’s discussion with management and the independent registered public accounting firm, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended that the Board include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for filing with the

Securities and Exchange Commission. The Audit Committee also recommended the selection of KPMG LLP to serve as the independent registered public accounting firm for the year ending December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page F-1 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

3.1	Second Amended and Restated Declaration of Trust(incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on August 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
4.12	Description of Securities
10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
10.3	Trademark and License Agreement(incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
10.4	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
10.5

Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)

10.6	Fund of Funds Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on August 22, 2022)
10.7

Revolving Credit Agreement, dated as of September 1, 2022, by and among Sixth Street Lending Partners and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2022)

10.8

Lender Joinder and First Amendment to Revolving Credit Agreement, dated as of December 21, 2022, by and among Sixth Street Lending Partners and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022)

10.9

Senior Secured Revolving Credit Agreement, dated January 19, 2023, between Sixth Street Lending Partners, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2022)

14.1	Fund Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
14.2	Adviser Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Registration Statement on Form 10 (Securities Act File No. 000-56455) on June 28, 2022)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2023	SIXTH STREET LENDING PARTNERS

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2023.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Trustee and Chairman of the Board of Trustees
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Deputy Chief Financial Officer (Principal Accounting Officer)
/s/ Judy Slotkin Judy Slotkin	Trustee and Chairman of the Audit Committee
/s/ Jennifer Gordon Jennifer Gordon	Trustee

/s/ Richard A. Higginbotham Richard A. Higginbotham	Trustee
/s/ Hurley Doddy Hurley Doddy	Trustee
/s/ David Stiepleman David Stiepleman	Trustee
/s/ Ronald K. Tanemura Ronald K. Tanemura	Trustee