Form 10-Q
period 2023-03-31
Sixth Street Lending Partners
filed 2023-05-12
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at May 12, 2023 was 31,896,949.

Sixth Street Lending Partners

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Lending Partners (the “Company”, “we”, “us” or “our”), has filed with the U.S. Securities and Exchange Commission, or “SEC”, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
an economic downturn, which could impair our portfolio companies’ abilities to continue to operate and could lead to the loss of some or all of our investments in those portfolio companies;
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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheet

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,248,920 and $809,029, respectively)	$1,262,452	$808,801
Cash and cash equivalents	351,680	274,612
Interest receivable	7,625	7,814
Prepaid expenses and other assets	1,033	485
Total Assets	$1,622,790	$1,091,712
Liabilities
Debt (net of deferred financing costs of $11,357 and $3,911, respectively)	$779,935	$534,080
Management fees payable to affiliate	1,373	650
Incentive fees on net investment income payable to affiliate	2,362	1,027
Incentive fees on net capital gains accrued to affiliate	1,420	—
Other payables to affiliate	1,555	4,062
Dividends payable	12,610	—
Other liabilities	11,216	5,182
Total Liabilities	810,471	545,001
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized, 31,525,841 and 21,882,028 shares issued and outstanding, respectively	32	22
Additional paid-in capital	792,586	542,596
Distributable earnings	19,701	4,093
Total Net Assets	812,319	546,711
Total Liabilities and Net Assets	$1,622,790	$1,091,712
Net Asset Value Per Share	$25.77	$24.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Three Months Ended
March 31, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$30,617
Other income	404
Total Investment Income	31,021
Expenses
Interest	8,852
Management fees	3,884
Incentive fees on net investment income	2,362
Incentive fees on net capital gains	1,420
Organizational expense	49
Offering expense	50
Professional fees	620
Trustees’ fees	150
Other general and administrative	770
Total expenses	18,157
Management fees waived (Note 3)	(2,511)
Net Expenses	15,646
Net Investment Income Before Income Taxes	15,375
Income taxes, including excise taxes	260
Net Investment Income	15,115
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	13,761
Translation of other assets and liabilities in foreign currencies	(714)
Total net change in unrealized gains (losses)	13,047
Realized gains (losses):
Foreign currency transactions	56
Total net realized gains (losses)	56
Total Net Unrealized and Realized Gains (Losses)	13,103
Increase (Decrease) in Net Assets Resulting from Operations	$28,218
Earnings per common share—basic and diluted	$1.22
Weighted average shares of common shares outstanding—basic and diluted	23,060,716

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of March 31, 2023

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Business services
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	9.15%	$3,143	$3,312 (EUR 3,049)	0.4%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	8.74%	3,067	3,223 (EUR 2,966)	0.4%
					6,210	6,535	0.8%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	9.20%	6,899	7,594 (EUR 6,989)	1.0%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	10.94%	11,255	12,381 (GBP 10,013)	1.5%
					18,154	19,975	2.5%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($39,900 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.16%	37,579	38,302	4.7%

Financial Services
BTRS Holdings, Inc. (3)	First-lien loan ($136,895 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.74%	132,968	133,815	16.5%
	First-lien revolving loan ($1,988 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.06%	1,575	1,663	0.2%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.76%	132,861	133,364	16.4%
					267,404	268,842	33.1%
Healthcare
Edge Bidco B.V (3)(4)	First-lien loan (EUR 3,423 par, due 2/2029)	2/24/2023	E + 7.00%	10.02% (incl. 3.25% PIK)	3,473	3,579 (EUR 3,294)	0.4%
Raptor US Buyer II Corp. (3)	First-lien loan ($86,364 par, due 3/2029)	3/24/2023	SOFR + 6.75%	11.63%	83,176	83,556	10.3%
					86,649	87,135	10.7%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($142,038 par, due 11/2028)	11/7/2022	SOFR + 6.63%	11.33%	137,811	139,551	17.2%

Insurance
Disco Parent, Inc.(3)	First-lien loan ($57,756 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.39%	56,169	56,326	6.9%
Internet Services
Coupa Holdings, LLC (3)	First-lien loan ($129,573 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.29%	126,014	126,948	15.6%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.56%	5,431	5,511	0.7%
					131,445	132,459	16.3%
Manufacturing
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.15%	132,894	132,989	16.4%

Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.86%	95,128	95,373	11.7%

Retail and Consumer Products
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($126,667 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.75%	123,303	124,133	15.3%
Commercehub, Inc. (3)	First-lien loan ($149,625 par, due 12/2027)	11/15/2022	SOFR + 6.50%	11.03%	139,728	144,388	17.8%
					263,031	268,521	33.1%

Total Debt Investments					1,232,474	1,246,008	153.4%

Equity and Other Investments

Healthcare
Raptor US Buyer II Corp. (8)(10)	8,636 Ordinary Shares	3/24/2023			864	864	0.1%
	8,636 Class A	3/24/2023			864	864	0.1%
	8,636 Class B	3/24/2023			864	864	0.1%
	8,636 Class C	3/24/2023			864	864	0.1%
	8,636 Class D	3/24/2023			864	864	0.1%
	8,636 Class E	3/24/2023			864	864	0.1%
	8,636 Class F	3/24/2023			864	864	0.1%
	8,636 Class G	3/24/2023			864	864	0.1%
	8,636 Class H	3/24/2023			864	864	0.1%
	8,636 Class I	3/24/2023			864	864	0.1%
					8,640	8,640	1.0%

Human Resource Support Services
bswift, LLC (8)(10)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	7,604	1.0%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					200	200	0.0%

Total Equity and Other Investments					16,446	16,444	2.0%
Total Investments					$1,248,920	$1,262,452	155.4%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, the Company does not “control” any of the portfolio companies. Also under the

1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of March 31, 2023, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.2% of total assets as of March 31, 2023.
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
(7)
As of March 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $1,253,875 resulting in estimated gross unrealized gains and losses of $17,007 and $10,578, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $16,444, or 2.0% of the Company's net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $14.6 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

Consolidated Schedule of Investments as of December 31, 2022

(Amounts in thousands, except share amounts)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Business services
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,362 par, due 11/2029)	11/14/2022	E + 6.50%	8.26%	$3,139	$3,213 (EUR 3,011)	0.6%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,206 par, due 12/2028)	12/8/2022	E + 5.75%	7.74%	3,060	3,112 (EUR 2,916)	0.6%
					6,199	6,325	1.2%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,726 par, due 9/2028)	9/6/2022	E + 6.75%	8.73%	6,907	7,326 (EUR 6,864)	1.3%
	First-lien loan (GBP 12,291 par, due 9/2028)	9/6/2022	S + 6.75%	10.20%	11,245	11,922 (GBP 9,911)	2.1%
					18,152	19,248	3.3%
Financial Services
BTRS Holdings, Inc. (3)	First-lien loan ($135,540 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.50%	131,066	130,290	23.8%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.32%	132,727	131,864	24.1%
					263,793	262,154	47.9%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($142,394 par, due 11/2028)	11/7/2022	SOFR + 6.63%	10.81%	138,019	138,477	25.3%

Internet Services
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.07%	5,424	5,426	1.0%

Manufacturing
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	11.83%	132,740	131,489	24.1%

Retail and Consumer Products
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($100,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.30%	97,199	98,000	17.9%
Commercehub, Inc. (3)	First-lien loan ($150,000 par, due 12/2027)	11/15/2022	SOFR + 6.50%	11.03%	139,697	139,875	25.6%
					236,896	237,875	43.5%

Total Debt Investments					801,223	800,995	146.4%

Equity and Other Investments

Human Resource Support Services
bswift, LLC (8)(10)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	7,606	1.4%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					200	200	0.0%

Total Equity and Other Investments					7,806	7,806	1.4%
Total Investments					$809,029	$808,801	147.8%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2022, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $7,806, or 1.4% of the Company's net assets.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	15,115	15,115
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,047	13,047
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	56	56
Increase (decrease) in Net Assets Resulting from Capital share Transactions:
Issuance of Common Shares	9,643,813	10	249,990	—	250,000
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,610)	(12,610)
Balance at March 31, 2023	31,525,841	$32	$792,586	$19,701	$812,319

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

Three Months Ended
March 31, 2023
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$28,218
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(13,761)
Net change in unrealized (gains) losses on foreign currency transactions	714
Net realized (gains) losses on foreign currency transactions	(21)
Net amortization of discount on investments	(1,392)
Amortization of deferred financing costs	885
Purchases and originations of investments, net	(444,762)
Repayments on investments	6,286
Paid-in-kind interest	(21)
Changes in operating assets and liabilities:
Interest receivable	189
Prepaid expenses and other assets	(548)
Management fees payable to affiliate	723
Incentive fees on net capital gains accrued to affiliate	2,755
Other payables to affiliate	(2,507)
Other liabilities	6,034
Net Cash Provided by (Used in) Operating Activities	(417,208)
Cash Flows from Financing Activities
Borrowings on debt	800,607
Repayments on debt	(548,000)
Deferred financing costs	(8,331)
Capital calls	250,000
Net Cash Provided by (Used in) Financing Activities	494,276
Net Increase (Decrease) in Cash and Cash Equivalents	77,068
Cash and cash equivalents, beginning of period	274,612
Cash and Cash Equivalents, End of Period	$351,680
Supplemental Information:
Interest paid during the period	$2,633
Excise and other taxes paid during the period	$380
Dividends declared during the period	$12,610

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Lending Partners (the “Company”) is a Delaware statutory trust formed on April 5, 2022 ("Inception"). The Company was formed primarily to lend to, and selectively invest in, upper middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Lending Partners Advisers, LLC (the “Adviser”). On May 12, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding, LLC, a Delaware limited liability company. On May 12, 2022, the Company formed a wholly-owned subsidiary, SSLP Lending, LLC, a Delaware limited liability company. On December 8, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding II, LLC, a Delaware limited liability company.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Subscription Facility and Revolving Credit Facility, ("Credit Facilities") to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the consolidated statements of operations.

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

As of March 31, 2023 there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

For the three months ended March 31, 2023, the Company recorded a net expense of $0.3 million for U.S. federal excise tax and other taxes.

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

Recent Accounting Standards and Regulatory Updates

In December 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-06 (“ASU 2022-06”) “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” Topic 848 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective for all entities in scope upon issuance of ASU 2022-06. The adoption of this guidance did not have a material impact on the Company’s financial position, result of operations or cash flows.

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

For the three months ended March 31, 2023, the Company has incurred $0.5 million for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the three months ended March 31, 2023, Management Fees (gross of waivers) were $3.9 million.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three months ended March 31, 2023, Management Fees of $2.5 million have been waived. Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the three months ended March 31, 2023, Incentive Fees on net investment income were $2.4 million. For the three months ended March 31, 2023 Incentive Fees on Capital Gains were $1.4 million. As of March 31, 2023, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of March 31, 2023, the Adviser has not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser.

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

Investments at fair value consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,232,474	$1,246,008	$13,534
Equity and other investments	16,446	16,444	(2)
Total Investments	$1,248,920	$1,262,452	$13,532

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$801,223	$800,995	$(228)
Equity and other investments	7,806	7,806	—
Total Investments	$809,029	$808,801	$(228)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Business Services	0.5%	0.8%
Chemicals	1.6%	2.4%
Communications	3.0%	—
Financial Services	21.3%	32.4%
Healthcare	7.6%	—
Human Resource Support Services	11.6%	18.0%
Insurance	4.5%	—
Internet Services	10.5%	0.7%
Manufacturing	10.5%	16.3%
Oil, Gas and Consumable Fuels	7.6%	—
Retail and Consumer Products	21.3%	29.4%
Total	100.0%	100.0%

The geographic composition of investments at fair value at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
United States
Midwest	19.0%	18.1%
Northeast	36.4%	45.5%
South	0.5%	0.7%
West	38.6%	32.5%
Canada	3.0%	—
Germany	0.3%	0.4%
Luxembourg	0.3%	0.4%
Netherlands	0.3%	—
Norway	1.6%	2.4%
Total	100.0%	100.0%

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2023 and December 31, 2022:

	Fair Value Hierarchy at March 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$1,246,008	$1,246,008
Equity and other investments	—	—	16,444	16,444
Total	$—	$—	$1,262,452	$1,262,452

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$800,995	$800,995
Equity and other investments	—	—	7,806	7,806
Total	$—	$—	$808,801	$808,801

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023:

	As of and for the Three Months Ended
	March 31, 2023
	First-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$800,994	$7,806	$808,800
Purchases or originations	436,124	8,638	444,762
Repayments / redemptions	(6,286)	—	(6,286)
Paid-in-kind interest	21	—	21
Net change in unrealized gains (losses)	13,761	—	13,761
Net amortization of discount on securities	1,394	—	1,394
Transfers into (out of) Level 3	—	—	—
Balance, End of Period	$1,246,008	$16,444	$1,262,452

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2023:

Net Change in Unrealized
Gains (Losses)
for the Three Months Ended
March 31, 2023 on
Investments Held at
March 31, 2023
First-lien debt investments	$13,761
Equity and other investments	—
Total	$13,761

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,246,008	Income approach	Discount rate	9.89% — 14.94% (13.18%)	Decrease
Equity and other investments	16,444	Market Multiple	Comparable multiple	5.8x — 13.5x (12.0x)	Increase
Total	$1,262,452

	December 31, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$800,995	Income approach	Discount rate	9.3% — 15.1% (13.1%)	Decrease
Equity and other investments	7,806	Market Multiple	Comparable multiple	5.8x — 13.5x (13.3x)	Increase
Total	$808,801

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of March 31, 2023 and December 31, 2022, approximates their carrying value as the outstanding balance is callable at carrying value.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

6. Debt

Subscription Facility

On September 1, 2022 (the “Subscription Facility Closing Date”), the Company entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger and as a lender.

As of September 30, 2022, aggregate commitments under the facility were $400 million. Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were increased to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were increased to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the facility were increased to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the facility were increased to $1.35 billion (the “Maximum Commitment”).

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the “Subscription Facility Stated Maturity”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility. At the Company’s option, the Subscription Facility Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had outstanding debt denominated in British pounds of GBP 10.3 million and Euro of EUR 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table above.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of March 31, 2023, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

As of March 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023 (the “Revolving Credit Facility Closing Date”), the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. The Revolving Credit Facility will mature on January 19, 2028 (the “Revolving Credit Facility Maturity Date”). The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had outstanding debt denominated in Euro of EUR 3.4 million on its Revolving Credit Facility, included in the outstanding principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of March 31, 2023, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company's asset coverage was 202.7% and 201.6%, respectively.

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$1,300,000	$548,594	$751,406	$542,434
Revolving Credit Facility	700,000	242,698	457,302	237,501
Total Debt	$2,000,000	$791,292	$1,208,708	$779,935

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net deferred financing costs of $6.2 million and $5.2 million, respectively.

	December 31, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$700,000	$537,991	$162,009	$534,080
Total Debt	$700,000	$537,991	$162,009	$534,080

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility and asset coverage requirements.
(2)
The carrying value of the Subscription Facility is presented net deferred financing costs of $3.9 million.

For the three months ended March 31, 2023, the components of interest expense were as follows:

Three Months Ended
March 31, 2023
Interest expense	$7,407
Commitment fees	560
Amortization of deferred financing costs	885
Total Interest Expense	$8,852
Average debt outstanding (in millions)	$445.6
Weighted average interest rate	6.7%

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

As of March 31, 2023 and December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2023	December 31, 2022
Avalara, Inc. - Revolver	$13,636	$13,636
Banyan Software Holdings, LLC - Delayed Draw	40,000	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	22,572	25,915
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	—
Disco Parent, Inc. - Revolver	5,776	—
Edge Bidco B.V - Delayed Draw & Revolver	1,347	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,719	5,618
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,078	2,041
Laramie Energy, LLC - Delayed Draw	27,439	—
OutSystems Luxco SARL - Delayed Draw	2,175	2,137
Ping Identity Holding Corp. - Revolver	13,636	13,636
Total Portfolio Company Commitments (1)(2)	$154,805	$62,983

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

Other Commitments and Contingencies

As of March 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the period ended March 31, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2023, the Company had received Capital Commitments totaling $2.8 billion ($2.0 billion remaining undrawn).

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
	9,643,813	$250,000

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

For the three months ended
March 31, 2023
Earnings per common share—basic and diluted
Increase in net assets resulting from operations	$28,218
Weighted average shares of Common Shares outstanding—basic and diluted	23,060,716
Earnings per common share—basic and diluted	$1.22

10. Dividends

The following table summarizes dividends declared during the three months ended March 31, 2023:

	Three Months Ended
	March 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 30, 2023		March 31, 2023	May 9, 2023	$0.40
Total Dividends Declared				$0.40

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

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding for the three months ended March 31, 2023.

For the three months ended
March 31, 2023
Per Share Data (4)
Net asset value, beginning of period	$24.98

Net investment income (1)	0.66
Net realized and unrealized gain (loss) (1)	0.57
Total from operations	1.22
Net Common Share Issuance	(0.04)
Dividend declared	(0.40)
Total increase (decrease) in net assets	0.79
Net Asset Value, End of Period	$25.77
Total return based on net asset value (2)	4.76%
Common shares outstanding, end of period	31,525,841
Ratios / Supplemental Data (3)
Ratio of gross expenses to average net assets without management fee waiver	10.84%
Ratio of net expenses to average net assets with management fee waiver	9.36%
Ratio of net investment income to average net assets without management fee waiver	7.42%
Ratio of net investment income to average net assets with management fee waiver	8.90%
Portfolio turnover	2.43%
Net assets, end of period	$812,319

(1)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(2)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(3)
The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.
(4)
Table may not sum due to rounding.

12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the period ended March 31, 2023.

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

Overview

Sixth Street Lending Partners is a Delaware statutory trust formed on April 5, 2022. The Adviser is our external manager. We have three wholly owned subsidiaries, SSLP Lending, LLC, a Delaware limited liability company, which has applied for a California finance lender and broker license, Sixth Street LP Holding, LLC and Sixth Street LP Holding II, LLC in which we may hold certain investments.

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

We seek to create a portfolio over time that includes primarily senior secured investments by investing approximately $125 million to $300 million of capital, on average, across our core positions of upper middle-market companies.

The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2023, the largest single investment based on fair value represented 11.7% of our total investment portfolio.

As of March 31, 2023, the average investment size in each of our portfolio companies was approximately $78.9 million based on fair value.

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

As of March 31, 2023, the largest industry represented 21.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2023, approximately 98.7% of our portfolio was invested in secured debt, including 98.7% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2023, the weighted average term on new debt investment commitments in new portfolio companies was 5.5 years.

Deal Dynamics. We will focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2023, we had call protection on 100% of our debt investments based on fair value, with weighted average call prices of 105.5% for the first year, 102.7% for the second year and 101.1% for the third year, in each case from the date of the initial investment. As of March 31, 2023, 100% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $65 billion of assets under management as of March 31, 2023. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 500 investment and operating professionals. As of March 31, 2023, forty-six (46) of these personnel are dedicated to direct lending, including thirty-six (36) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2023, 100% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding and fees related to portfolio activity, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our Credit Facilities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our Chief Financial Officer, Chief Compliance Officer and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs);
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

Portfolio and Investment Activity

As of March 31, 2023, our portfolio based on fair value consisted of 98.7% first-lien debt investments and 1.3% equity and other investments. As of December 31, 2022, our portfolio based on fair value consisted of 99.0% first-lien debt investments and 1.0% equity and other investments.

As of March 31, 2023 and December 31, 2022, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 12.9% and 12.8% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.1% and 12.8%, respectively.

As of March 31, 2023 and December 31, 2022, we had investments in 16 and 10 portfolio companies, respectively, with an aggregate fair value of $1.3 billion and $808.8 million.

For the three months ended March 31, 2023, the principal amount of new investments funded was $430.2 million in six new portfolio companies. There have been no exits or repayments.

Our investment activity for the three months ended March 31, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
($ in millions)	March 31, 2023
New investment commitments:
Gross originations (1)	$984.8
Less: Syndications/sell downs (1)	554.6
Total new investment commitments	$430.2
Principal amount of investments funded:
First-lien	421.6
Equity and other	8.6
Total	$430.2
Number of new investment commitments in new portfolio companies	6
Average new investment commitment amount in new portfolio companies	$83.1
Weighted average term for new investment commitments in new portfolio companies (in years)	5.5
Percentage of new debt investment commitments at floating rates	100.0%
Weighted average interest rate of new investment commitments	12.4%
Weighted average spread over reference rate of new floating rate investment commitments	7.5%

(1)
Includes affiliates of Sixth Street.

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	March 31, 2023		December 31, 2022
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,246.0	$1,232.5	$801.0	$801.2
Equity and other investments	16.4	16.4	7.8	7.8
Total	$1,262.4	$1,248.9	$808.8	$809.0

We have no non-accrual investments as of March 31, 2023 or December 31, 2022.

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	12.9%	12.4%
Weighted average interest rate of debt and income producing securities	12.1%	11.8%
Weighted average spread over reference rate of all floating rate investments	7.2%	7.5%

(1)
Weighted average total portfolio yield at fair value was 12.7% at March 31, 2023 and 12.7% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2023 and December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,138.3	90.2%	$710.8	87.9%
2	124.1	9.8	98.0	12.1
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,262.4	100.0%	$808.8	100.0%

Results of Operations

Operating results for the three months ended March 31, 2023 were as follows:

Three Months Ended
($ in millions)	March 31, 2023
Total investment income	$31.0
Less: Net expenses	15.6
Net investment income before income taxes	15.4
Less: Income taxes, including excise taxes	0.3
Net investment income	15.1
Net realized gains (losses) (1)	0.1
Net change in unrealized gains (losses) (1)	13.0
Net increase (decrease) in net assets resulting from operations	$28.2

(1)
Includes foreign exchange hedging activity.

Investment Income

Three Months Ended
($ in millions)	March 31, 2023
Interest from investments	$30.6
Other income	0.4
Total investment income	$31.0

Expenses

Operating expenses for the three months ended March 31, 2023, were as follows:

Three Months Ended
($ in millions)	March 31, 2023
Interest	$8.9
Management fees (net of waivers)	1.4
Incentive fees related to pre-incentive net investment income	2.4
Incentive fees related to realized/unrealized capital gains	1.4
Organizational and offering expense	0.1
Professional fees	0.6
Trustees fees	0.1
Other general and administrative	0.7
Net Expenses	$15.6

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

For the three months ended March 31, 2023, we recorded a net expense of $0.3 million, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months March 31, 2023:

Three Months Ended
($ in millions)	March 31, 2023
Net realized gains (losses) on foreign currency transactions	0.1
Net Realized Gains (Losses)	$0.1

Change in unrealized gains on investments	$13.7
Change in unrealized (losses) on investments	0.0
Net Change in Unrealized Gains (Losses) on Investments	$13.7

Unrealized gains (losses) on foreign currency borrowings	$(0.7)
Unrealized gains (losses) on foreign currency cash	0.0
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(0.7)

Net Change in Unrealized Gains (Losses)	$13.0

For the three months ended March 31, 2023 we had $13.7 million in unrealized gains on investments. Unrealized gains were driven by an increase in fair value, primarily due to the impact of movement in credit spreads. Unrealized losses were driven by fluctuations in the GBP and EUR exchange rates.

For the three months ended March 31, 2023 unrealized losses on foreign currency borrowings were driven by fluctuations in the GBP and EUR exchange rates.

Interest Rate and Foreign Currency Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three months ended March 31, 2023, we had $0.7 million, of unrealized losses, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2023. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2023. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of March 31, 2023, our asset coverage ratio was 202.7%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2023 taken together with cash available under our credit facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2023, we had approximately $751.4 million and $457.3 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of March 31, 2023, we had $351.7 million in cash and cash equivalents. For the three months ended March 31, 2023, cash used in operating activities was $(417.2) million, primarily attributable to funding portfolio investments of $(444.8) million, repayments on investments of $6.3 million and change in other liabilities of $6.0 million. Cash provided by financing activities was $494.3 million during the period due to borrowings of $800.6 million and proceeds from the capital call of $250.0 million, which were partially offset by paydowns on debt of $(548.0) million.

Equity

The following table summarizes the total Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
	9,643,813	$250.0

Debt

Subscription Facility

On September 1, 2022, (the “Closing Date”), the Company entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger and as a lender.

As of September 30, 2022, aggregate commitments under the facility were $400 million. Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were increased to $700 million, with the increased amount being brought in by the joinder of State Street Bank and Trust Company as a new lender, subject to availability under the borrowing base, which is based on unfunded capital commitments. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, aggregate commitments under the Subscription Facility were increased to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the facility were increased to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the facility were increased to $1.35 billion (the “Maximum Commitment”).

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the “Stated Maturity”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company's ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility. At the Company's option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2023, we had outstanding debt denominated in British pounds of GBP 10.3 million, and Euro of EUR 13.4 million on our Subscription Facility, included in the outstanding principal amount in the table above.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum
Commitment. As of March 31, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

Revolving Credit Facility

On January 19, 2023 (the “Revolving Credit Facility Closing Date”), we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. The Revolving Credit Facility will mature on January 19, 2028 (the “Revolving Credit Facility Maturity Date”). We may borrow amounts in U.S. dollars or certain other permitted currencies.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2023, we had outstanding debt denominated in Euro of EUR 3.4 million on its Revolving Credit Facility, included in the outstanding principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of March 31, 2023, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,300.0	$548.6	$751.4	$542.4
Revolving Credit Facility	700.0	242.7	457.3	237.5
Total Debt	$2,000.0	$791.3	$1,208.7	$779.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net of deferred financing costs of $6.2 million and $5.2 million, respectively.

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$700.0	$538.0	$162.0	$534.1
Total Debt	$700.0	$538.0	$162.0	$534.1

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility and asset coverage requirements.
(2)
The carrying value of the Subscription Facility is presented net deferred financing costs of $3.9 million.

As of March 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2023 and December 31, 2022 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2023	December 31, 2022
Avalara, Inc. - Revolver	$13.6	$13.6
Banyan Software Holdings, LLC - Delayed Draw	40.0	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	22.6	25.9
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	—
Disco Parent, Inc. - Revolver	5.8	—
Edge Bidco B.V - Delayed Draw & Revolver	1.4	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.7	5.6
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Laramie Energy, LLC - Delayed Draw	27.4	—
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
Ping Identity Holding Corp. - Revolver	13.6	13.6
Total Portfolio Company Commitments (1)(2)	$154.8	$62.8

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

Other Commitments and Contingencies

As of March 31, 2023, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$548.6	$—	$548.6	$—	$—
Revolving Credit Facility	242.7	—	—	242.7	—
Total Contractual Obligations	$791.3	$—	$548.6	$242.7	$—

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2023, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

See Note 5 to our consolidated financial statements included in this Form 10-Q for more information on the fair value of our investments.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2023, we did not have any uncertain tax positions that met the recognition or measurement criteria, nor did we have any unrecognized tax benefits.

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
As of March 31, 2023, 100% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facility also bears interest at floating rates.

Assuming that our consolidated balance sheet as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$38.3	$23.7	$14.6
Up 200 basis points	25.6	15.8	9.7
Up 100 basis points	12.8	7.9	4.9
Down 25 basis points	(3.2)	(2.0)	(1.2)
Down 50 basis points	(6.4)	(4.0)	(2.4)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Credit Facilities. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Credit Facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

ITEM 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Reports on Form 8-K filed with SEC on March 24, 2023 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)
Exhibits.

3.1	Second Amended and Restated Declaration of Trust (1)
3.2	Bylaws (2)
4.1	Form of Subscription Agreement (3)
10.1	Advisory Agreement (4)
10.2	Administration Agreement (5)
10.3	Trademark and License Agreement (6)
10.4	Expense Support and Conditional Reimbursement Agreement (7)
10.5	Revolving Credit Agreement, dated as of September 1, 2022, by and among Sixth Street Lending Partners and Wells Fargo Bank, N.A. (8)
10.6	Lender Joinder and First Amendment to Revolving Credit Agreement, dated as of December 21, 2022, by and among Sixth Street Lending Partners and Wells Fargo Bank, N.A. (9)
10.7	Senior Secured Revolving Credit Agreement, dated January 19, 2023, between Sixth Street Lending Partners, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent. (10)

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL documentt

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

(5) Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(6) Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(7) Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56455), filed on June 28, 2022.

(8) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01543), filed on September 6, 2022.

(9) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01543), filed on December 22, 2022.

(10) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01543), filed on January 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sixth Street Lending Partners

Date: May 12, 2023	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: May 12, 2023	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer