Form 10-Q
period 2023-06-30
Sixth Street Lending Partners
filed 2023-08-04
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at August 4, 2023 was 34,695,429.

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

The “TSLX” and “TAO” marks are marks of Sixth Street.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheet

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,744,507 and $809,029, respectively)	$1,758,911	$808,801
Cash and cash equivalents	288,203	274,612
Interest receivable	14,619	7,814
Prepaid expenses and other assets	1,685	485
Total Assets	$2,063,418	$1,091,712
Liabilities
Debt (net of deferred financing costs of $10,222 and $3,911, respectively)	$1,110,299	$534,080
Management fees payable to affiliate	1,985	650
Incentive fees on net investment income payable to affiliate	4,639	1,027
Incentive fees on net capital gains accrued to affiliate	1,471	—
Other payables to affiliate	2,079	4,062
Dividends payable	23,246	—
Other liabilities	13,232	5,182
Total Liabilities	1,156,951	545,001
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized, 34,695,429 and 21,882,028 shares issued and outstanding, respectively	35	22
Additional paid-in capital	877,146	542,596
Distributable earnings	29,286	4,093
Total Net Assets	906,467	546,711
Total Liabilities and Net Assets	$2,063,418	$1,091,712
Net Asset Value Per Share	$26.13	$24.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$49,239	$79,835
Paid-in-kind interest income	3,744	3,765
Other income	4,805	5,209
Total Investment Income	57,788	88,809
Expenses
Interest	16,393	25,245
Management fees	5,634	9,518
Incentive fees on net investment income	4,639	7,001
Incentive fees on net capital gains	51	1,471
Organizational expense	—	49
Offering expense	234	283
Professional fees	681	1,302
Trustees’ fees	143	293
Other general and administrative	837	1,606
Total expenses	28,612	46,768
Management fees waived (Note 3)	(3,649)	(6,159)
Net Expenses	24,963	40,609
Net Investment Income Before Income Taxes	32,825	48,200
Income taxes, including excise taxes	404	664
Net Investment Income	32,421	47,536
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	872	14,633
Translation of other assets and liabilities in foreign currencies	(449)	(1,163)
Total net change in unrealized gains (losses)	423	13,470
Realized gains (losses):
Foreign currency transactions	(13)	43
Total net realized gains (losses)	(13)	43
Total Net Unrealized and Realized Gains (Losses)	410	13,513
Increase (Decrease) in Net Assets Resulting from Operations	$32,831	$61,049
Earnings per common share—basic and diluted	$1.03	$2.22
Weighted average shares of common shares outstanding—basic and diluted	31,830,160	27,469,663

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of June 30, 2023

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($10,000 par, due 5/2029)	5/26/2023	SOFR + 5.75%	10.85%	$9,715	$9,750	1.1%

Business Services
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($100,000 par, due 10/2030)	4/18/2023	SOFR + 9.00%	13.98% PIK	97,081	97,750	10.8%
Galileo Parent, Inc. (3)	First-lien loan ($151,442 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.34%	147,004	148,792	16.4%
			SOFR + 7.25%	12.34%	9,745	10,020	1.1%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/15/2022	E + 6.50%	9.82%	3,149	$3,409 (EUR 3,125)	0.4%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.35%	3,077	3,263 (EUR 2,991)	0.4%
					260,056	263,234	29.1%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.19%	6,914	7,762 (EUR 7,114)	0.9%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	11.68%	11,275	12,860 (GBP 10,115)	1.4%
					18,189	20,622	2.3%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($39,800 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.45%	37,615	38,603	4.3%

Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	9.89%	754	766 (EUR 702)	0.1%
BTRS Holdings, Inc. (3)	First-lien loan ($138,295 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.22%	134,517	136,220	15.0%
	First-lien revolving loan ($5,060 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.36%	4,665	4,843	0.5%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.08%	132,996	134,489	14.8%
					272,932	276,318	30.4%
Healthcare
Edge Bidco B.V (3)(4)	First-lien loan (EUR 3,471 par, due 2/2029)	2/24/2023	E + 7.00%	10.60% (incl. 3.25% PIK)	3,532	3,697 (EUR 3,389)	0.3%
Raptor US Buyer II Corp. (3)	First-lien loan ($99,102 par, due 3/2029)	3/24/2023	SOFR + 6.75%	11.99%	95,615	96,872	10.7%
					99,147	100,569	11.0%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($141,682 par, due 11/2028)	11/7/2022	SOFR + 6.63%	11.76%	137,603	140,265	15.5%
HireVue, Inc. (3)	First-lien loan ($110,887 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.34%	107,339	108,387	12.0%
					244,942	248,652	27.5%

Insurance
Disco Parent, Inc.(3)	First-lien loan ($57,756 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.76%	56,235	56,644	6.2%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($121,875 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.74%	118,476	118,875	13.1%
Coupa Holdings, LLC (3)	First-lien loan ($129,573 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.60%	126,144	128,073	14.1%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.85%	5,447	5,568	0.6%
					250,067	252,516	27.8%
Manufacturing
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.49%	133,050	134,114	14.8%

Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.18%	95,284	96,311	10.6%

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Retail and Consumer Products
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($46,941 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.16%	45,766	45,885	5.1%
	Roll Up DIP term loan ($10,168 par, due 8/2023)	4/24/2023	SOFR + 7.90%	12.99% (incl. 12.99% PIK)	10,123	9,939	1.1%
	Super-Priority DIP term loan ($51,533 par, due 8/2023)	4/24/2023	SOFR + 7.90%	12.99%	50,938	50,374	5.6%
Commercehub, Inc. (3)	First-lien loan ($149,250 par, due 12/2027)	11/15/2022	SOFR + 6.50%	11.32%	139,766	134,698	14.9%
					246,593	240,896	26.7%

Total Debt Investments					1,723,825	1,738,229	191.8%

Equity and Other Investments

Healthcare
Raptor US Buyer II Corp. (8)(10)	12,832 Ordinary Shares	3/24/2023			1,288	1,288	0.2%
	12,832 Class A	3/24/2023			1,288	1,288	0.2%
	12,832 Class B	3/24/2023			1,288	1,288	0.2%
	12,832 Class C	3/24/2023			1,288	1,288	0.2%
	12,832 Class D	3/24/2023			1,288	1,288	0.1%
	12,832 Class E	3/24/2023			1,287	1,287	0.1%
	12,832 Class F	3/24/2023			1,287	1,287	0.1%
	12,832 Class G	3/24/2023			1,288	1,288	0.1%
	12,832 Class H	3/24/2023			1,287	1,287	0.1%
	12,832 Class I	3/24/2023			1,287	1,287	0.1%
					12,876	12,876	1.4%

Human Resource Support Services
bswift, LLC (8)(10)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	7,606	0.8%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					200	200	0.0%

Total Equity and Other Investments					20,682	20,682	2.2%
Total Investments					$1,744,507	$1,758,911	194.0%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 3.4% of total assets as of June 30, 2023.
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
(7)
As of June 30, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $1,749,843 resulting in estimated gross unrealized gains and losses of $25,007 and $18,536, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $20,682, or 2.2% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $19.9 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

Consolidated Schedule of Investments as of December 31, 2022

(Amounts in thousands, except share amounts)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Business Services
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,362 par, due 11/2029)	11/14/2022	E + 6.50%	8.26%	$3,139	$ 3,213 (EUR 3,011)	0.6%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,206 par, due 12/2028)	12/8/2022	E + 5.75%	7.74%	3,060	3,112 (EUR 2,916)	0.6%
					6,199	6,325	1.2%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,726 par, due 9/2028)	9/6/2022	E + 6.75%	8.73%	6,907	7,326 (EUR 6,864)	1.3%
	First-lien loan (GBP 12,291 par, due 9/2028)	9/6/2022	S + 6.75%	10.20%	11,245	11,922 (GBP 9,911)	2.1%
					18,152	19,248	3.3%
Financial Services
BTRS Holdings, Inc. (3)	First-lien loan ($135,540 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.50%	131,066	130,290	23.8%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.32%	132,727	131,864	24.1%
					263,793	262,154	47.9%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($142,394 par, due 11/2028)	11/7/2022	SOFR + 6.63%	10.81%	138,019	138,477	25.3%

Internet Services
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.07%	5,424	5,426	1.0%

Manufacturing
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	11.83%	132,740	131,489	24.1%

Retail and Consumer Products
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($100,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.30%	97,199	98,000	17.9%
Commercehub, Inc. (3)	First-lien loan ($150,000 par, due 12/2027)	11/15/2022	SOFR + 6.50%	11.03%	139,697	139,875	25.6%
					236,896	237,875	43.5%

Total Debt Investments					801,223	800,995	146.4%

Equity and Other Investments

Human Resource Support Services
bswift, LLC (8)(10)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	7,606	1.4%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					200	200	0.0%

Total Equity and Other Investments					7,806	7,806	1.4%
Total Investments					$809,029	$808,801	147.8%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company does not identify any of its portfolio companies as affiliates.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $7,806, or 1.4% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	15,115	15,115
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,047	13,047
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	56	56
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	9,643,813	10	249,990	—	250,000
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,610)	(12,610)
Balance at March 31, 2023	31,525,841	$32	$792,586	$19,701	$812,319
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	32,421	32,421
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	423	423
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(13)	(13)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	2,798,480	3	74,997	—	75,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	371,108	—	9,563	—	9,563
Dividends declared from net investment income	—	—	—	(23,246)	(23,246)
Balance at June 30, 2023	34,695,429	$35	$877,146	$29,286	$906,467

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2023
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$61,049
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(14,633)
Net change in unrealized (gains) losses on foreign currency transactions	1,163
Net realized (gains) losses on foreign currency transactions	(21)
Net amortization of discount on investments	(5,088)
Amortization of deferred financing costs	2,268
Purchases and originations of investments, net	(968,327)
Repayments on investments	38,737
Paid-in-kind interest	(799)
Changes in operating assets and liabilities:
Interest receivable	(3,839)
Interest receivable paid-in-kind	(2,966)
Prepaid expenses and other assets	(1,200)
Management fees payable to affiliate	1,335
Incentive fees on net investment income payable to affiliate	3,612
Incentive fees on net capital gains accrued to affiliate	1,471
Other payables to affiliate	(1,983)
Other liabilities	8,050
Net Cash Provided by (Used in) Operating Activities	(881,171)
Cash Flows from Financing Activities
Borrowings on debt	1,469,387
Repayments on debt	(888,000)
Deferred financing costs	(8,578)
Dividends paid to shareholders	(3,047)
Capital calls	325,000
Net Cash Provided by (Used in) Financing Activities	894,762
Net Increase (Decrease) in Cash and Cash Equivalents	13,591
Cash and cash equivalents, beginning of period	274,612
Cash and Cash Equivalents, End of Period	$288,203
Supplemental Information:
Interest paid during the period	$17,050
Excise and other taxes paid during the period	$384
Dividends declared during the period	$35,856

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$9,563

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Lending Partners (the “Company”) is a Delaware statutory trust formed on April 5, 2022 (“Inception”). The Company was formed primarily to lend to, and selectively invest in, upper middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Lending Partners Advisers, LLC (the “Adviser”). On May 12, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding, LLC, a Delaware limited liability company. On May 12, 2022, the Company formed a wholly-owned subsidiary, SSLP Lending, LLC, a Delaware limited liability company. On December 8, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding II, LLC, a Delaware limited liability company.

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act. Common Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares of the Company pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the investors.

The Company completed its initial closing of Capital Commitments and commenced its loan origination and investment activities on August 31, 2022 (“Commencement of Operations”), the date of receipt of the initial drawdown from investors in the Private Offering.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”), on February 17, 2023.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Subscription Facility and Revolving Credit Facility, (“Credit Facilities”) to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

As of June 30, 2023, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

Earnings per share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of Common Shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of Common Shares outstanding during the period.

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

For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.4 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes.

Dividends to Common Shareholders

Dividends to common shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s Common Shares, rather than receiving the cash dividend. The Company expects to use newly issued shares to satisfy the dividend reinvestment plan. See Note 10 for further information related to dividends.

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

For the three and six months ended June 30, 2023, the Company has incurred $0.5 million and $1.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

Investment Advisory Agreement

On June 28, 2022, the Company entered into the Investment Advisory Agreement with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee (the “Management Fee”) and may also pay an incentive fee (the“Incentive Fee”).

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

For the three and six months ended June 30, 2023, Management Fees (gross of waivers) were $5.6 million and $9.5 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and six months ended June 30, 2023, Management Fees of $3.6 million and $6.2 million, respectively, have been waived. Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the three and six months ended June 30, 2023, Incentive Fees on net investment income were $4.6 million and $7.0 million, respectively. For the three and six months ended June 30, 2023 Incentive Fees on Capital Gains were $0.1 million and $1.5 million, respectively. As of June 30, 2023, the Capital Gains Fees accrued are not contractually payable to the Adviser.

Expense Support Agreement

On June 28, 2022, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any interest (each an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.

As of June 30, 2023, the Adviser has not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,626,744	$1,640,479	$13,735
Mezzanine debt investments	97,081	97,750	669
Equity and other investments	20,682	20,682	—
Total Investments	$1,744,507	$1,758,911	$14,404

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$801,223	$800,995	$(228)
Equity and other investments	7,806	7,806	—
Total Investments	$809,029	$808,801	$(228)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Automotive	0.6%	—
Business Services	15.0%	0.8%
Chemicals	1.2%	2.4%
Communications	2.2%	—
Financial Services	15.7%	32.4%
Healthcare	6.4%	—
Human Resource Support Services	14.5%	18.0%
Insurance	3.2%	—
Internet Services	14.4%	0.7%
Manufacturing	7.6%	16.3%
Oil, Gas and Consumable Fuels	5.5%	—
Retail and Consumer Products	13.7%	29.4%
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
United States
Midwest	27.0%	18.1%
Northeast	25.5%	45.5%
South	0.3%	0.7%
West	43.2%	32.5%
Canada	2.2%	—
Germany	0.2%	0.4%
Finland (1)	0.0%	—
Luxembourg	0.2%	0.4%
Netherlands	0.2%	—
Norway	1.2%	2.4%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2023 and December 31, 2022:

	Fair Value Hierarchy at June 30, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$1,640,479	$1,640,479
Mezzanine debt investments	—	—	97,750	97,750
Equity and other investments	—	—	20,682	20,682
Total	$—	$—	$1,758,911	$1,758,911

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$800,995	$800,995
Equity and other investments	—	—	7,806	7,806
Total	$—	$—	$808,801	$808,801

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2023:

	As of and for the Three Months Ended
	June 30, 2023
	First-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,246,008	$—	$16,444	$1,262,452
Purchases or originations	422,327	97,000	4,238	523,565
Repayments / redemptions	(32,451)	—	—	(32,451)
Paid-in-kind interest	779	—	—	779
Net change in unrealized gains (losses)	203	669	—	872
Net amortization of discount on securities	3,613	81	—	3,694
Balance, End of Period	$1,640,479	$97,750	$20,682	$1,758,911

	As of and for the Six Months Ended
	June 30, 2023
	First-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$800,995	$—	$7,806	$808,801
Purchases or originations	858,451	97,000	12,876	968,327
Repayments / redemptions	(38,737)	—	—	(38,737)
Paid-in-kind interest	799	—	—	799
Net change in unrealized gains (losses)	13,964	669	—	14,633
Net amortization of discount on securities	5,007	81	—	5,088
Balance, End of Period	$1,640,479	$97,750	$20,682	$1,758,911

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2023:

Net Change in Unrealized
Gains or (Losses)
for the Three Months Ended
June 30, 2023 on
Investments Held at
June 30, 2023
First-lien debt investments	$380
Mezzanine debt investments	669
Equity and other investments	—
Total	$1,049

Net Change in Unrealized
Gains or (Losses)
for the Six Months Ended
June 30, 2023 on
Investments Held at
June 30, 2023
First-lien debt investments	$13,964
Mezzanine debt investments	669
Equity and other investments	—
Total	$14,633

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,640,479	Income approach	Discount rate	9.7% — 17.4% (13.5%)	Decrease
Mezzanine debt investments	97,750	Income approach (2)	Discount rate	15.1% — 15.1% (15.1%)	Decrease
Equity and other investments	20,682	Market Multiple	Comparable multiple	5.3x — 14.9x (14.3x)	Increase
Total	$1,758,911

	December 31, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$800,995	Income approach	Discount rate	9.3% — 15.1% (13.1%)	Decrease
Equity and other investments	7,806	Market Multiple	Comparable multiple	5.8x — 13.5x (13.3x)	Increase
Total	$808,801

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of June 30, 2023 and December 31, 2022, approximates their carrying value as the outstanding balance is callable at carrying value.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Credit Facilities, are classified as Level 2.
6. Debt

Subscription Facility

On September 1, 2022 (the “Subscription Facility Closing Date”), the Company entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger and as a lender.

As of September 30, 2022, aggregate commitments under the facility were $400 million. Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were increased to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were increased to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were increased to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were increased to $1.35 billion (the “Maximum Commitment”).

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table above.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of June 30, 2023, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

As of June 30, 2023, the Company was in compliance with the terms of the Subscription Facility.

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

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. The Revolving Credit Facility will mature on January 19, 2028 (the “Revolving Credit Facility Maturity Date”). The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had outstanding debt denominated in Euro of (EUR) 4.1 million on its Revolving Credit Facility, included in the outstanding principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of June 30, 2023, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company's asset coverage was 180.9% and 201.6%, respectively.

Debt obligations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$1,350,000	$635,014	$714,986	$629,725
Revolving Credit Facility	700,000	485,507	214,493	480,574
Total Debt	$2,050,000	$1,120,521	$929,479	$1,110,299

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net deferred financing costs of $5.3 million and $4.9 million, respectively.

	December 31, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$700,000	$537,991	$162,009	$534,080
Total Debt	$700,000	$537,991	$162,009	$534,080

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility and asset coverage requirements.
(2)
The carrying value of the Subscription Facility is presented net deferred financing costs of $3.9 million.

For the three months ended June 30, 2023, the components of interest expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest expense	$13,923	$21,330
Commitment fees	1,088	1,647
Amortization of deferred financing costs	1,382	2,268
Total Interest Expense	$16,393	$25,245
Average debt outstanding (in millions)	$742.1	$594.7
Weighted average interest rate	7.5%	7.2%

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

As of June 30, 2023 and December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$298	$—
Arrow Buyer, Inc. - Delayed Draw	28,125	—
Avalara, Inc. - Revolver	13,636	13,636
Banyan Software Holdings, LLC - Delayed Draw	40,000	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	18,100	25,915
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	—
Disco Parent, Inc. - Revolver	5,776	—
Edge Bidco B.V - Delayed Draw & Revolver	1,352	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,743	5,618
Galileo Parent, Inc. - Revolver	13,125	—
Hirevue, Inc. - Revolver	14,113	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,087	2,041
Laramie Energy, LLC - Delayed Draw	27,439	—
OutSystems Luxco SARL - Delayed Draw	2,185	2,137
Ping Identity Holding Corp. - Revolver	13,636	13,636
Total Portfolio Company Commitments (1)(2)	$206,042	$62,983

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

Other Commitments and Contingencies

As of June 30, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the period ended June 30, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2023, the Company had received Capital Commitments totaling $4.4 billion ($3.6 billion remaining undrawn).

The Company has a dividend reinvestment plan, whereby the Company may issue Common Shares in order to satisfy dividend reinvestment requests. The number of Common Shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the price per share of the Company’s Common Shares at the close of the payment date of a distribution. However, if the price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current price per share (or such lesser discount to the current price per share that still exceeds the most recently computed net asset value per share). Pursuant to the Company’s dividend reinvestment plan, on May 10, 2023, 371,108 shares were issued to shareholders who have not opted out of the Company’s dividend reinvestment plan. All shares issued to shareholders were newly issued shares.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
June 28, 2023	2,798,480	75,000
	12,442,293	$325,000

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Earnings per common share—basic and diluted
Increase in net assets resulting from operations	$32,831	$61,049
Weighted average shares of Common Shares outstanding—basic and diluted	31,830,160	27,469,663
Earnings per common share—basic and diluted	$1.03	$2.22

10. Dividends

The following table summarizes dividends declared during the six months ended June 30, 2023:

	Six Months Ended
	June 30, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 30, 2023		March 31, 2023	May 9, 2023	$0.40
June 30, 2023		June 30, 2023	August 15, 2023	0.67
Total Dividends Declared				$1.07

The dividends declared during the six months ended June 30, 2023 were derived from net investment income, determined on a tax basis.

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

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding for the six months ended June 30, 2023.

For the six months ended
June 30, 2023
Per Share Data (5)
Net asset value, beginning of period	$24.98

Net investment income (1)	1.67
Net realized and unrealized gain (loss) (1)	0.59
Total from operations	2.26
Net Common Share Issuance	(0.04)
Dividends declared	(1.07)
Total increase (decrease) in net assets	1.15
Net Asset Value, End of Period	$26.13
Total return based on net asset value (2)	8.88%
Common shares outstanding, end of period	34,695,429
Ratios / Supplemental Data (3)
Ratio of net expenses to average net assets (4)	10.89%
Ratio of net investment income to average net assets	12.59%
Portfolio turnover	6.07%
Net assets, end of period	$906,467

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
(4)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waiver of its right to receive a portion of the Management Fee pursuant to the Management Fee wavier for the sixth months ended June 30, 2023. Excluding the effect of the Management Fee waiver, the ratio of net expenses to average net assets would have been 12.52% for the sixth months ended June 30, 2023.
(5)
Table may not sum due to rounding.

12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2023.

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

Overview

Sixth Street Lending Partners is a Delaware statutory trust formed on April 5, 2022. The Adviser is our external manager. We have three wholly owned subsidiaries, SSLP Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street LP Holding, LLC and Sixth Street LP Holding II, LLC in which we may hold certain investments.

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

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of June 30, 2023, our portfolio companies had a weighted average annual revenue of $457.4 million and weighted average annual EBITDA of $167.4 million.

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

The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk”.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2023, the largest single investment based on fair value represented 9.0% of our total investment portfolio.

As of June 30, 2023, the average investment size in each of our portfolio companies was approximately $80.0 million based on fair value.

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

We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies on occasion. We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the products or services (such as software) directed to those end-markets.

As of June 30, 2023, the largest industry represented 15.7% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2023, approximately 93.3% of our portfolio was invested in secured debt, including 93.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2023, the weighted average term on new debt investment commitments in new portfolio companies was 6.9 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2023, we had call protection on 100% of our debt investments based on fair value, with weighted average call prices of 105.8% for the first year, 103.1% for the second year and 101.2% for the third year, in each case from the date of the initial investment. As of June 30, 2023, 100% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $65 billion of assets under management as of June 30, 2023. Sixth Street’s core platforms include Sixth Street Lending Partners, Sixth Street Specialty Lending, which is aimed at U.S. middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 520 investment and operating professionals. As of June 30, 2023, forty-nine (49) of these personnel are dedicated to direct lending, including thirty-seven (37) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2023, 100% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2023, our portfolio based on fair value consisted of 93.3% first-lien debt investments, 5.5% mezzanine investments and 1.2% equity and other investments. As of December 31, 2022, our portfolio based on fair value consisted of 99.0% first-lien debt investments and 1.0% equity and other investments.

As of June 30, 2023 and December 31, 2022, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.5% and 12.8% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.7% and 12.8%, respectively.

As of June 30, 2023 and December 31, 2022, we had investments in 22 and 10 portfolio companies, respectively, with an aggregate fair value of $1.8 billion and $808.8 million.

For the three months ended June 30, 2023, the principal amount of new investments funded was $588.9 million in six new portfolio companies. There have been no exits or repayments.

Our investment activity for the three months ended June 30, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
($ in millions)	June 30, 2023
New investment commitments:
Gross originations (1)	$1,502.9
Less: Syndications/sell downs (1)	914.0
Total new investment commitments	$588.9
Principal amount of investments funded:
First-lien	429.0
Mezzanine	100.0
Equity and other	4.2
Total	$533.2
Number of new investment commitments in new portfolio companies	6
Average new investment commitment amount in new portfolio companies	$93.5
Weighted average term for new investment commitments in new portfolio companies (in years)	6.9
Percentage of new debt investment commitments at floating rates	100.0%
Weighted average interest rate of new investment commitments	12.6%
Weighted average spread over reference rate of new floating rate investment commitments	7.3%

(1)
Includes affiliates of Sixth Street.

As of June 30, 2023 and December 31, 2022, our investments consisted of the following:

	June 30, 2023		December 31, 2022
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,640.5	$1,626.7	$801.0	$801.2
Mezzanine debt investments	97.7	97.1	—	—
Equity and other investments	20.7	20.7	7.8	7.8
Total	$1,758.9	$1,744.5	$808.8	$809.0

We have no non-accrual investments as of June 30, 2023 or December 31, 2022.

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	13.5%	12.4%
Weighted average interest rate of debt and income producing securities	12.9%	11.8%
Weighted average spread over reference rate of all floating rate investments	7.7%	7.5%

(1)
Weighted average total portfolio yield at fair value was 13.4% at June 30, 2023 and 12.7% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2023 and December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,518.0	86.3%	$710.8	87.9%
2	240.9	13.7	98.0	12.1
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,758.9	100.0%	$808.8	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2023 were as follows:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2023
Total investment income	$57.8	$88.8
Less: Net expenses	25.0	40.6
Net investment income before income taxes	32.8	48.2
Less: Income taxes, including excise taxes	0.4	0.7
Net investment income	32.4	47.5
Net realized gains (losses) (1)	(0.0)	0.0
Net change in unrealized gains (losses) (1)	0.4	13.5
Net increase (decrease) in net assets resulting from operations	$32.8	$61.0

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2023
Interest from investments	$49.2	$79.8
Paid-in-kind interest income	3.8	3.8
Other income	4.8	5.2
Total investment income	$57.8	$88.8

Expenses

Operating expenses for the three and six months ended June 30, 2023, were as follows:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2023
Interest	$16.4	$25.2
Management fees (net of waivers)	2.0	3.4
Incentive fees related to pre-incentive net investment income	4.7	7.0
Incentive fees related to realized/unrealized capital gains	0.1	1.5
Organizational and offering expense	0.2	0.3
Professional fees	0.7	1.3
Trustees fees	0.1	0.3
Other general and administrative	0.8	1.6
Net Expenses	$25.0	$40.6

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

For the three and six months ended June 30, 2023, we recorded a net expense of $0.4 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months June 30, 2023:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2023	June 30, 2023
Net realized gains (losses) on foreign currency transactions	$(0.0)	$0.0
Net Realized Gains (Losses)	$(0.0)	$0.0

Change in unrealized gains on investments	$12.0	$21.3
Change in unrealized (losses) on investments	(11.2)	(6.6)
Net Change in Unrealized Gains (Losses) on Investments	$0.8	$14.7

Unrealized gains (losses) on foreign currency borrowings	$(0.4)	$(1.2)
Unrealized gains (losses) on foreign currency cash	0.0	0.0
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(0.4)	$(1.2)

Net Change in Unrealized Gains (Losses)	$0.4	$13.5

For the three and six months ended June 30, 2023 we had $0.8 million and $14.7 million, respectively, in unrealized gains on investments. Unrealized gains were driven by an increase in fair value, primarily due to the impact of movement in credit spreads.

For the three and six months ended June 30, 2023 unrealized losses on foreign currency borrowings were driven by fluctuations in the GBP and EUR exchange rates.

Interest Rate and Foreign Currency Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and six months ended June 30, 2023, we had $0.4 million and $1.1 million, respectively, of unrealized losses, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2023. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2023. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of June 30, 2023, our asset coverage ratio was 180.9%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2023 taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2023, we had approximately $715.0 million and $214.5 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of June 30, 2023, we had $288.2 million in cash and cash equivalents. For the six months ended June 30, 2023, cash used in operating activities was $(881.2) million, primarily attributable to funding portfolio investments of $(968.3) million, repayments on investments of $38.7 million and net change in unrealized gains on investments of $(14.6) million. Cash provided by financing activities was $894.8 million during the period due to borrowings of $1,469.3 million and proceeds from the capital call of $325.0 million, which were partially offset by paydowns on debt of $(888.0) million.

Equity

The following table summarizes the total Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
June 28, 2023	2,798,480	75.0
	12,442,293	$325.0

During the six months ended June 30, 2023, we also issued 371,108 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $9.6 million.

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

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the “Stated Maturity”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility. At the Company’s option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2023, we had outstanding debt denominated in British pounds of GBP 10.3 million, and Euro of EUR 13.4 million on our Subscription Facility, included in the outstanding principal amount in the table above.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of June 30, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

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

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. The Revolving Credit Facility will mature on January 19, 2028 (the “Revolving Credit Facility Maturity Date”). We may borrow amounts in U.S. dollars or certain other permitted currencies.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2023, we had outstanding debt denominated in Euro of EUR 4.1 million on its Revolving Credit Facility, included in the outstanding principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of June 30, 2023, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Debt obligations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,350.0	$635.0	$715.0	$629.7
Revolving Credit Facility	700.0	485.5	214.5	480.6
Total Debt	$2,050.0	$1,120.5	$929.5	$1,110.3

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net of deferred financing costs of $5.3 million and $4.9 million, respectively.

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

As of June 30, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2023 and December 31, 2022 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.3	$—
Arrow Buyer, Inc. - Delayed Draw	28.1	—
Avalara, Inc. - Revolver	13.6	13.6
Banyan Software Holdings, LLC - Delayed Draw	40.0	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	18.1	25.9
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	—
Disco Parent, Inc. - Revolver	5.8	—
Edge Bidco B.V - Delayed Draw & Revolver	1.4	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.8	5.6
Galileo Parent, Inc. - Revolver	13.1	—
Hirevue, Inc. - Revolver	14.1	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Laramie Energy, LLC - Delayed Draw	27.4	—
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
Ping Identity Holding Corp. - Revolver	13.6	13.6
Total Portfolio Company Commitments (1)(2)	$206.0	$62.8

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

Other Commitments and Contingencies

As of June 30, 2023, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$635.0	$—	$635.0	$—	$—
Revolving Credit Facility	485.5	—	—	485.5	—
Total Contractual Obligations	$1,120.5	$—	$635.0	$485.5	$—

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023, and elsewhere in our filings with the SEC.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2023, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.4 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes.

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

As of June 30, 2023, 100% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facility also bears interest at floating rates.

Assuming that our consolidated balance sheet as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$59.6	$33.6	$26.0
Up 200 basis points	$39.8	$22.4	$17.4
Up 100 basis points	$19.9	$11.2	$8.7
Down 25 basis points	$(5.0)	$(2.8)	$(2.2)
Down 50 basis points	$(9.9)	$(5.6)	$(4.3)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Reports on Form 8-K filed with SEC on June 30, 2023 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits.

3.1	Second Amended and Restated Declaration of Trust (1)
3.2	Bylaws (2)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

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

Sixth Street Lending Partners

Date: August 4, 2023	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: August 4, 2023	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer