Form 10-Q
period 2023-09-30
Sixth Street Lending Partners
filed 2023-11-03
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at November 3, 2023 was 40,712,963.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,007,948 and $809,029, respectively)	$2,048,389	$808,801
Cash and cash equivalents	508,248	274,612
Interest receivable	19,813	7,814
Prepaid expenses and other assets	13,728	485
Total Assets	$2,590,178	$1,091,712
Liabilities
Debt (net of deferred financing costs of $8,898 and $3,911, respectively)	$1,422,719	$534,080
Management fees payable to affiliate	2,230	650
Incentive fees on net investment income payable to affiliate	5,105	1,027
Incentive fees on net capital gains accrued to affiliate	5,152	—
Other payables to affiliate	2,847	4,062
Dividends payable	27,278	—
Other liabilities	17,702	5,182
Total Liabilities	1,483,033	545,001
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized, 40,712,963 and 21,882,028 shares issued and outstanding, respectively	41	22
Additional paid-in capital	1,043,592	542,596
Distributable earnings	63,512	4,093
Total Net Assets	1,107,145	546,711
Total Liabilities and Net Assets	$2,590,178	$1,091,712
Net Asset Value Per Share	$27.19	$24.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	From April 5, 2022 (Inception) through
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$60,668	$965	$140,504	$965
Paid-in-kind interest income	5,038	—	8,802	—
Other income	776	1	5,985	1
Total Investment Income	66,482	966	155,291	966
Expenses
Interest	20,411	400	45,656	400
Management fees	7,115	407	16,632	407
Incentive fees on net investment income	5,105	—	12,106	—
Incentive fees on net capital gains	3,681	47	5,152	47
Organizational expense	—	482	49	1,418
Offering expense	314	35	597	36
Professional fees	715	272	2,017	275
Trustees’ fees	294	116	587	116
Other general and administrative	1,276	295	2,882	298
Total expenses	38,911	2,054	85,678	2,997
Management fees waived (Note 3)	(4,885)	(381)	(11,044)	(381)
Net Expenses	34,026	1,673	74,634	2,616
Net Investment Income Before Income Taxes	32,456	(707)	80,657	(1,650)
Income taxes, including excise taxes	400	—	1,064	—
Net Investment Income	32,056	(707)	79,593	(1,650)
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	26,036	259	40,669	259
Translation of other assets and liabilities in foreign currencies	3,921	173	2,758	173
Total net change in unrealized gains (losses)	29,957	432	43,427	432
Realized gains (losses):
Foreign currency transactions	(510)	(56)	(467)	(56)
Total net realized gains (losses)	(510)	(56)	(467)	(56)
Total Net Unrealized and Realized Gains (Losses)	29,447	376	42,960	376
Increase (Decrease) in Net Assets Resulting from Operations	$61,503	$(331)	$122,553	$(1,274)
Earnings per common share—basic and diluted	$1.74	$(0.12)	$4.07	$(0.47)
Weighted average shares of common shares outstanding—basic and diluted	35,303,072	2,698,595	30,109,493	2,698,595 (1)
(1)
Weighted average shares of Common Shares outstanding are calculated from the Commencement of Operations through
September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of September 30, 2023

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($9,975 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.07%	$9,703	$9,800	0.9%

Business Services
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($103,043 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.31% PIK	100,211	101,497	9.2%
Galileo Parent, Inc. (3)	First-lien loan ($151,442 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.64%	147,167	149,170	13.5%
	First-lien revolving loan ($10,433 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.64%	9,775	10,079	0.9%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	10.30%	3,154	3,335 (EUR 3,150)	0.3%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.72%	3,086	3,180 (EUR 3,004)	0.3%
Wrangler TopCo, LLC (3)	First-lien loan ($93,847 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.88%	91,323	92,555	8.4%
					354,716	359,816	32.6%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 9,985 par, due 9/2028)	9/6/2022	E + 6.75%	10.61%	9,923	10,639 (EUR 10,049)	1.0%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	11.94%	11,293	12,533 (GBP 10,269)	1.1%
					21,216	23,172	2.1%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($39,700 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.67%	37,641	39,302	3.5%

Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	10.39%	754	763 (EUR 720)	0.1%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,302 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.64%	7,032	7,082	0.6%
BTRS Holdings, Inc. (3)	First-lien loan ($139,739 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.41%	135,718	138,968	12.6%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.32%	133,133	138,238	12.5%
Volante Technologies, Inc.	First-lien loan ($2,500 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,438	2,438	0.2%
					279,075	287,489	26.0%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 3,520 par, due 2/2029)	2/24/2023	E + 7.00%	10.97% (incl. 3.25% PIK)	3,590	3,727 (EUR 3,520)	0.3%
Raptor US Buyer II Corp. (3)	First-lien loan ($98,854 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.14%	95,522	97,618	8.8%
SL Buyer Corp. (3)(5)	First-lien loan ($3,525 par, due 7/2029)	7/7/2023	SOFR + 7.00%	12.32%	3,370	3,417	0.3%
					102,482	104,762	9.4%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($141,326 par, due 11/2028)	11/7/2022	SOFR + 6.63%	11.91%	137,396	141,679	12.8%
HireVue, Inc. (3)	First-lien loan ($110,887 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.34%	107,492	109,325	9.9%
					244,888	251,004	22.7%

Insurance
Disco Parent, Inc.(3)	First-lien loan ($57,756 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.92%	56,302	57,121	5.2%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($121,875 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.89%	118,561	119,625	10.8%
Coupa Holdings, LLC (3)	First-lien loan ($129,573 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.82%	126,274	129,198	11.7%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.07%	5,459	5,638	0.5%
					250,294	254,461	23.0%
Manufacturing
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($1,133 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.29%	1,051	1,055	0.1%
	First-lien loan (EUR 364 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.72%	357	354 (EUR 335)	0.0%
	Unsecured note ($227 par, due 9/2029)	8/31/2023	7.50%	7.50%	119	123	0.0%
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.64%	133,207	135,614	12.2%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($65,149 par, due 9/2030)	9/7/2023	SOFR + 6.25%	11.65%	62,616	62,589	5.7%
	First-lien loan (GBP 66,344 par, due 9/2030)	9/7/2023	S + 6.25%	11.44%	80,516	79,155 (GBP 64,852)	7.1%

	First-lien loan (EUR 19,342 par, due 9/2030)	9/7/2023	E + 6.25%	10.08%	20,140	20,018 (EUR 18,907)	1.8%
					298,006	298,908	26.9%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.42%	95,441	96,624	8.7%

Retail and Consumer Products
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($27,954 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.22%	27,331	27,325	2.5%
	Roll Up DIP term loan ($8,992 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.22%	8,992	8,790	0.8%
	Super-Priority DIP term loan ($47,116 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.22% (incl. 13.22% PIK)	47,116	46,056	4.2%
Commercehub, Inc. (3)	First-lien loan ($148,875 par, due 12/2027)	11/15/2022	SOFR + 6.25%	11.62%	139,820	148,875	13.4%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.15%	4,666	4,625 (EUR 4,368)	0.4%
					227,925	235,671	21.3%

Total Debt Investments					1,977,689	2,018,130	182.3%

Equity and Other Investments

Business Services
Warrior TopCo LP (8)(10)	Class A Units (9,576,271 units)	7/7/2023			9,576	9,576	0.9%

Healthcare
Raptor US Buyer II Corp. (8)(10)	12,832 Ordinary Shares	3/24/2023			1,288	1,288	0.1%
	12,832 Class A	3/24/2023			1,288	1,288	0.1%
	12,832 Class B	3/24/2023			1,288	1,288	0.1%
	12,832 Class C	3/24/2023			1,288	1,288	0.1%
	12,832 Class D	3/24/2023			1,288	1,288	0.1%
	12,832 Class E	3/24/2023			1,288	1,288	0.1%
	12,832 Class F	3/24/2023			1,287	1,287	0.2%
	12,832 Class G	3/24/2023			1,288	1,288	0.1%
	12,832 Class H	3/24/2023			1,287	1,287	0.1%
	12,832 Class I	3/24/2023			1,287	1,287	0.1%
					12,877	12,877	1.1%

Human Resource Support Services
bswift, LLC (8)(10)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	7,606	0.7%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					200	200	0.0%

Total Equity and Other Investments					30,259	30,259	2.7%
Total Investments					$2,007,948	$2,048,389	185.0%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 9.3% of total assets as of September 30, 2023.
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
(7)
As of September 30, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $2,013,668 resulting in estimated gross unrealized gains and losses of $50,494 and $14,450, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $30,259, or 2.7% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $20.7 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 5 for further information related to investments at fair value.

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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,115	15,115
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,047	13,047
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	56	56
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	9,643,813	10	249,990	—	250,000
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,610)	(12,610)
Balance at March 31, 2023	31,525,841	$32	$792,586	$19,701	$812,319
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	32,421	32,421
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	423	423
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(13)	(13)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	2,798,480	3	74,997	—	75,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	371,108	—	9,563	—	9,563
Dividends declared from net investment income	—	—	—	(23,246)	(23,246)
Balance at June 30, 2023	34,695,429	$35	$877,146	$29,286	$906,467
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	32,056	32,056
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	29,957	29,957
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(510)	(510)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	5,387,887	5	149,995	—	150,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	629,647	1	16,451	—	16,452
Dividends declared from net investment income	—	—	—	(27,277)	(27,277)
Balance at September 30, 2023	40,712,963	$41	$1,043,592	$63,512	$1,107,145

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Accumulated Net Loss	Total Net Assets
Balance at April 5, 2022 (Inception)	—	$—	$—	$—	$—
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(943)	(943)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of Common Shares	1,200	1	29	—	30
Balance at June 30, 2022	1,200	$1	$29	$(943)	$(913)
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(707)	(707)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	432	432
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(56)	(56)
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of Common Shares	7,286,600	72	180,500	—	180,572
Balance at September 30, 2022	7,287,800	$73	$180,529	$(1,274)	$179,328

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	From April 5, 2022 (Inception) through
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$122,553	$(1,274)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(40,669)	(259)
Net change in unrealized (gains) losses on foreign currency transactions	(2,758)	(173)
Net realized (gains) losses on foreign currency transactions	(21)	—
Net amortization of discount on investments	(8,656)	(48)
Amortization of deferred financing costs	3,690	103
Purchases and originations of investments, net	(1,255,854)	(104,148)
Repayments on investments	71,129	—
Paid-in-kind interest	(5,539)	—
Changes in operating assets and liabilities:
Interest receivable	(8,735)	(918)
Interest receivable paid-in-kind	(3,264)	—
Prepaid expenses and other assets	(13,243)	(586)
Management fees payable to affiliate	1,580	26
Incentive fees on net investment income payable to affiliate	4,078	—
Incentive fees on net capital gains accrued to affiliate	5,152	47
Other payables to affiliate	(1,215)	759
Other liabilities	12,520	2,464
Net Cash Provided by (Used in) Operating Activities	(1,119,252)	(104,007)
Cash Flows from Financing Activities
Borrowings on debt	1,971,405	217,370
Repayments on debt	(1,075,000)	—
Deferred financing costs	(8,677)	(2,596)
Dividends paid to shareholders	(9,840)	—
Capital calls	475,000	180,602
Net Cash Provided by (Used in) Financing Activities	1,352,888	395,376
Net Increase (Decrease) in Cash and Cash Equivalents	233,636	291,369
Cash and cash equivalents, beginning of period	274,612	—
Cash and Cash Equivalents, End of Period	$508,248	$291,369
Supplemental Information:
Interest paid during the period	$32,666	$—
Excise and other taxes paid during the period	$384	$—
Dividends declared during the period	$63,133	$—

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$26,015	$—

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

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act. Common Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares of the Company pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the investors.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of September 30, 2023, there were no expenses borne by the Adviser subject to future recoupment. As of September 30, 2022, the Company incurred $0.3 million of organization and offering costs in excess of 0.10% of the Company’s total Capital Commitments, all of which have been borne by the Adviser and is subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three and nine months ended September 30, 2023, the Company recorded a net expense of $0.4 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, the Company recorded no net expense for U.S. federal excise tax and other taxes.

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

On November 2, 2023, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2, 2024, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2023, the Company has incurred $0.8 million and $1.8 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, the Company incurred expenses of $0.1 million and $0.1 million for administrative services payable to the Adviser under the terms of the Administrative Agreement.

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

For the three and nine months ended September 30, 2023, Management Fees (gross of waivers) were $7.1 million and $16.6 million, respectively. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, Management Fees (gross of waivers) were $0.4 million and $0.4 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and nine months ended September 30, 2023, Management Fees of $4.9 million and $11.0 million, respectively, have been waived. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, Management Fees of $0.4 million and $0.4 million, respectively, have been waived. Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the three and nine months ended September 30, 2023, Incentive Fees on net investment income were $5.1 million and $12.1 million, respectively. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, the Company recorded no Incentive Fee on net investment income. For the three and nine months ended September 30, 2023 Incentive Fees on Capital Gains were $3.7 million and $5.2 million, respectively. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, Incentive Fees on Capital Gains were less than $0.1 million and less than $0.1 million, respectively. As of September 30, 2023, the Capital Gains Fees accrued are not contractually payable to the Adviser.

On November 2, 2023, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2, 2024, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

As of September 30, 2023 and December 31, 2022, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser.

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

Investments at fair value consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,877,359	$1,916,510	$39,151
Mezzanine debt investments	100,330	101,620	1,290
Equity and other investments	30,259	30,259	—
Total Investments	$2,007,948	$2,048,389	$40,441

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$801,223	$800,995	$(228)
Equity and other investments	7,806	7,806	—
Total Investments	$809,029	$808,801	$(228)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Automotive	0.5%	—
Business Services	18.0%	0.8%
Chemicals	1.2%	2.4%
Communications	1.9%	—
Financial Services	14.0%	32.4%
Healthcare	5.8%	—
Human Resource Support Services	12.6%	18.0%
Insurance	2.8%	—
Internet Services	12.4%	0.7%
Manufacturing	14.6%	16.3%
Oil, Gas and Consumable Fuels	4.7%	—
Retail and Consumer Products	11.5%	29.4%
Total	100.0%	100.0%

The geographic composition of investments at fair value at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
United States
Midwest	23.8%	18.1%
Northeast	21.7%	45.5%
South	0.3%	0.7%
West	42.5%	32.5%
Canada	1.9%	—
Finland (1)	0.0%	—
Germany	0.4%	0.4%
Luxembourg	0.2%	0.4%
Netherlands	0.2%	—
Norway	1.1%	2.4%
United Kingdom	7.9%	—
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2023 and December 31, 2022:

	Fair Value Hierarchy at September 30, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$1,408	$1,915,102	$1,916,510
Mezzanine debt investments	—	123	101,497	101,620
Equity and other investments	—	—	30,259	30,259
Total	$—	$1,531	$2,046,858	$2,048,389

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$800,995	$800,995
Equity and other investments	—	—	7,806	7,806
Total	$—	$—	$808,801	$808,801

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2023:

	As of and for the Three Months Ended
	September 30, 2023
	First-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,640,479	$97,750	$20,682	$1,758,911
Purchases or originations	276,420	—	9,577	285,997
Repayments / redemptions	(32,389)	—	—	(32,389)
Paid-in-kind interest	1,697	3,043	—	4,740
Net change in unrealized gains (losses)	25,415	617	—	26,032
Net amortization of discount on securities	3,480	87	—	3,567
Transfers within Level 3	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,915,102	$101,497	$30,259	$2,046,858

	As of and for the Nine Months Ended
	September 30, 2023
	First-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$800,995	$—	$7,806	$808,801
Purchases or originations	1,134,872	97,000	22,453	1,254,325
Repayments / redemptions	(71,126)	—	—	(71,126)
Paid-in-kind interest	2,496	3,043	—	5,539
Net change in unrealized gains (losses)	39,379	1,286	—	40,665
Net amortization of discount on securities	8,486	168	—	8,654
Transfers within Level 3	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,915,102	$101,497	$30,259	$2,046,858

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022:

	As of and for the Three Months Ended
	September 30, 2022
	First-lien debt investments	Total
Balance, beginning of period	$—	$—
Purchases or originations	104,148	104,148
Repayments / redemptions	—	—
Paid-in-kind interest	—	—
Net change in unrealized gains	259	259
Net realized gains (losses)	—	—
Net amortization of discount on securities	48	48
Transfers within Level 3	—	—
Transfers into (out of) Level 3	—	—
Balance, End of Period	$104,455	$104,455

	From April 5, 2022 (Inception) through
	September 30, 2022
	First-lien debt investments	Total
Balance, beginning of period	$—	$—
Purchases or originations	104,148	104,148
Repayments / redemptions	—	—
Paid-in-kind interest	—	—
Net change in unrealized gains	259	259
Net realized gains (losses)	—	—
Net amortization of discount on securities	48	48
Transfers within Level 3	—	—
Transfers into (out of) Level 3	—	—
Balance, End of Period	$104,455	$104,455

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2023 and 2022:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2023 on	September 30, 2022 on
	Investments Held at	Investments Held at
	September 30, 2023	September 30, 2022
First-lien debt investments	$25,415	$259
Mezzanine debt investments	617	—
Equity and other investments	—	—
Total	$26,032	$259

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	from April 5, 2022 (Inception) through
	September 30, 2023 on	September 30, 2022 on
	Investments Held at	Investments Held at
	September 30, 2023	September 30, 2022
First-lien debt investments	$39,379	$259
Mezzanine debt investments	1,286	—
Equity and other investments	—	—
Total	$40,665	$259

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,915,102	Income approach	Discount rate	9.8% — 17.5% (12.9%)	Decrease
Mezzanine debt investments	101,497	Income approach	Discount rate	15.0% — 15.0% (15.0%)	Decrease
Equity and other investments	30,259	Market Multiple	Comparable multiple	2.6x — 14.2x (10.4x)	Increase
Total	$2,046,858

	December 31, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$800,995	Income approach	Discount rate	9.3% — 15.1% (13.1%)	Decrease
Equity and other investments	7,806	Market Multiple	Comparable multiple	5.8x — 13.5x (13.3x)	Increase
Total	$808,801

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of September 30, 2023 and December 31, 2022, approximates their carrying value as the outstanding balance is callable at carrying value.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of September 30, 2023, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of September 30, 2023 and December 31, 2022, the Company was in compliance with the terms of the Subscription Facility.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 28.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of September 30, 2023, the Company had $4.8 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company's asset coverage was 177.3% and 201.6%, respectively.

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$1,350,000	$868,059	$481,941	$863,891
Revolving Credit Facility	725,000	563,558	156,631	558,828
Total Debt	$2,075,000	$1,431,617	$638,572	$1,422,719

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net deferred financing costs of $4.2 million and $4.7 million, respectively.

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

For the three and nine months ended September 30, 2023, three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, the components of interest expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	From April 5, 2022 (Inception) through
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$18,233	$225	$39,563	$225
Commitment fees	755	72	2,403	72
Amortization of deferred financing costs	1,423	103	3,690	103
Total Interest Expense	$20,411	$400	$45,656	$400
Average debt outstanding (in millions)	$1,005.6	$71.2	$733.1	$71.2
Weighted average interest rate	7.3%	5.0%	7.2%	5.0%

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

As of September 30, 2023 and December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$222	$—
Arrow Buyer, Inc. - Delayed Draw	28,126	—
Avalara, Inc. - Revolver	13,636	13,636
Banyan Software Holdings, LLC - Delayed Draw	40,000	—
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,448	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	21,716	25,915
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	—
Disco Parent, Inc. - Revolver	5,776	—
Edge Bidco B.V - Delayed Draw & Revolver	1,312	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	3,052	5,618
Galileo Parent, Inc. - Revolver	13,125	—
Hirevue, Inc. - Revolver	14,113	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,025	2,041
Laramie Energy, LLC - Delayed Draw	27,439	—
OutSystems Luxco SARL - Delayed Draw	2,120	2,137
Ping Identity Holding Corp. - Revolver	13,636	13,636
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	5,994	—
SkyLark UK DebtCo - Delayed Draw & Revolver	48,586	—
SL Buyer Corp. - Delyaed Draw	1,475	—
Wrangler TopCo, LLC - Revolver	9,576	—
Total Portfolio Company Commitments (1)(2)	$273,804	$62,983

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

Other Commitments and Contingencies

As of September 30, 2023, the Company had an unfunded commitment of EUR 0.9 million to a new borrower that is not a current portfolio company. As of December 31, 2022 the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023 and December 31, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the period ended September 30, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2023, the Company had received Capital Commitments totaling $6.2 billion ($5.2 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the nine months ended September 30, 2023. All shares issued to shareholders in the tables below are newly issued shares. From April 5, 2022 (Inception) through September 30, 2022, no Common Shares were issued to shareholders who have not opted out of the Company’s dividend reinvestment plan.

	Nine Months Ended
	September 30, 2023
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
March 30, 2023	March 31, 2023	May 10, 2023	371,108
June 30, 2023	June 30, 2023	August 16, 2023	629,647
Total Common Shares Issued			1,000,755

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023 and from April 5, 2022 (Inception) through September 30, 2022.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
June 28, 2023	2,798,480	75,000
September 26, 2023	5,387,887	150,000
	17,830,180	$475,000

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 24, 2022	1,200	$30
August 31, 2022	2,205,694	55,142
September 28, 2022	5,080,906	125,430
	7,287,800	$180,602

9. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Earnings per common share—basic and diluted
Increase (decrease) in net assets resulting from operations	$61,503	$122,553
Weighted average shares of Common Shares outstanding—basic and diluted	35,303,072	30,109,493
Earnings (losses) per common share—basic and diluted	$1.74	$4.07

	Three Months Ended	From April 5, 2022 (Inception) through
	September 30, 2022	September 30, 2022
Earnings per common share—basic and diluted
Increase (decrease) in net assets resulting from operations	$(331)	$(1,274)
Weighted average shares of Common Shares outstanding—basic and diluted	2,698,595	2,698,595
Earnings (losses) per common share—basic and diluted	$(0.12)	$(0.47)

10. Dividends

The following table summarizes dividends declared during the nine months ended September 30, 2023:

	Nine Months Ended
	September 30, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2023	March 31, 2023	May 9, 2023	$0.40
June 30, 2023	June 30, 2023	August 15, 2023	0.67
September 29, 2023	September 30, 2023	November 15, 2023	0.67
Total Dividends Declared			$1.74

The dividends declared during the nine months ended September 30, 2023 were derived from net investment income, determined on a tax basis. From April 5, 2022 (Inception) through September 30, 2022, no distributions had been declared or paid by the Company.

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

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding for the nine months ended September 30, 2023 and the period from April 5, 2022 (Inception) through September 30, 2022.

	Nine Months Ended	From April 5, 2022 (Inception) through
	September 30, 2023	September 30, 2022
Per Share Data (6)
Net asset value, beginning of period	$24.98	$25.00

Net investment income (1)	2.64	(0.61)
Net realized and unrealized gain (loss) (1)	1.43	0.14
Total from operations	4.07	(0.47)
Net Common Share Issuance (5)	(0.12)	0.08
Dividends declared	(1.74)	—
Total increase (decrease) in net assets	2.21	(0.39)
Net Asset Value, End of Period	$27.19	$24.61
Total return based on net asset value (2)	15.81%	-1.56%
Common shares outstanding, end of period	40,712,963	7,287,800
Ratios / Supplemental Data (3)
Ratio of net expenses to average net assets (4)	11.95%	9.18%
Ratio of net investment income to average net assets	12.59%	-3.11%
Portfolio turnover	6.45%	—
Net assets, end of period	$1,107,145	$179,328

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
(4)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waiver of its right to receive a portion of the Management Fee pursuant to the Management Fee waiver for the nine months ended September 30, 2023 and from April 5, 2022 (Inception) through September 30, 2022. Excluding the effect of the Management Fee waiver, the ratio of net expenses to average net assets would have been 13.69% and 13.13% for the nine months ended September 30, 2023 and from April 5, 2022 (Inception) through September 30, 2022, respectively.
(5)
The amount shown at this caption is the balancing amount derived from share issuances. The amount shown for share issuance will fluctuate due to the timing of share issuances and the weighting of average shares over the period.
(6)
Table may not sum due to rounding.

12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2023.

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

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of September 30, 2023, our portfolio companies had a weighted average annual revenue of $420.8 million and weighted average annual EBITDA of $153.2 million.

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

The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3 as defined by Standard & Poor’s and Moody’s Investors Services, respectively), which is often referred to as “junk”.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2023, the largest single investment based on fair value represented 7.9% of our total investment portfolio.

As of September 30, 2023, the average investment size in each of our portfolio companies was approximately $70.6 million based on fair value.

Through our Adviser, we consider potential investments utilizing a four-tiered investment framework and against our existing portfolio as a whole:

Business and sector selection. We focus on companies with enterprise values above $750 million. When reviewing potential investments, we will seek to invest in businesses with high marginal cash flow, recurring revenue streams and where we believe credit quality will improve over time. We will look for portfolio companies that we think have a sustainable competitive advantage in growing industries or distressed situations. We will also seek companies where our investment will have a low loan-to-value ratio. We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies.

We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies on occasion. We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the products or services (such as software) directed to those end-markets.

As of September 30, 2023, the largest industry represented 18.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2023, approximately 93.5% of our portfolio was invested in secured debt, including 93.5% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2023, the weighted average term on new debt investment commitments in new portfolio companies was 6.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2023, we had call protection on 92.5% of our debt investments based on fair value, with weighted average call prices of 106.2% for the first year, 102.9% for the second year and 101.2% for the third year, in each case from the date of the initial investment. As of September 30, 2023, 99.9% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $70 billion of assets under management as of September 30, 2023. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 560 investment and operating professionals. As of September 30, 2023, sixty-seven (67) of these personnel are dedicated to direct lending, including fifty-three (53) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2023, 99.9% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2023, 7.6% and 5.7%, respectively, of our total investment income was comprised of PIK interest.

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

Subsequent to the global financial crisis, the implementation of regulatory changes such as Basel III requirements, Leverage Lending Guidance, and the Volcker Rule, tightened risk appetites and reduced the capacity of traditional lenders to serve middle-market companies. We believe that these dynamics create a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

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

Portfolio and Investment Activity

As of September 30, 2023, our portfolio based on fair value consisted of 93.5% first-lien debt investments, 5.0% mezzanine investments and 1.5% equity and other investments. As of December 31, 2022, our portfolio based on fair value consisted of 99.0% first-lien debt investments and 1.0% equity and other investments.

As of September 30, 2023 and December 31, 2022, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.5% and 12.4% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.7% and 12.8%, respectively.

As of September 30, 2023 and December 31, 2022, we had investments in 29 and 10 portfolio companies, respectively, with an aggregate fair value of $2,048.4 billion and $808.8 million.

For the three months ended September 30, 2023, the principal amount of new investments funded was $291.8 million in seven new portfolio companies. For this period, we had $26.2 million aggregate principal amount in repayments.

For the three month ended September 30, 2022, the principal amount of new investments funded was $106.9 million in two new portfolio companies. There have been no exits or repayments.

Our investment activity for the three months ended September 30, 2023 and 2022, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022
New investment commitments:
Gross originations (1)	$782.2	$109.5
Less: Syndications/sell downs (1)	421.1	—
Total new investment commitments	$361.1	$109.5
Principal amount of investments funded:
First-lien	$282.0	$106.9
Mezzanine	0.2	—
Equity and other	9.6	—
Total	$291.8	$106.9
Principal amount of investments sold or repaid:
First-lien	$26.2	$—
Mezzanine	—	—
Equity and other	—	—
Total	$26.2	$—
Number of new investment commitments in new portfolio companies	7	2
Average new investment commitment amount in new portfolio companies	$51.6	$54.9
Weighted average term for new investment commitments in new portfolio companies (in years)	6.6	5.1
Percentage of new debt investment commitments at floating rates	99.2%	100.0%
Weighted average interest rate of new investment commitments	11.7%	11.3%
Weighted average spread over reference rate of new floating rate investment commitments	6.5%	7.7%

(1)
Includes affiliates of Sixth Street.

As of September 30, 2023 and December 31, 2022, our investments consisted of the following:

	September 30, 2023		December 31, 2022
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,916.5	$1,877.4	$801.0	$801.2
Mezzanine debt investments	101.6	100.3	—	—
Equity and other investments	30.3	30.3	7.8	7.8
Total	$2,048.4	$2,008.0	$808.8	$809.0

We have no non-accrual investments as of September 30, 2023 or December 31, 2022.

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	13.5%	12.4%
Weighted average interest rate of debt and income producing securities	12.8%	11.8%
Weighted average spread over reference rate of all floating rate investments	6.9%	7.5%

(1)
Weighted average total portfolio yield at fair value was 13.3% at September 30, 2023 and 12.7% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2023 and December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,817.3	88.7%	$710.8	87.9%
2	148.9	7.3	98.0	12.1
3	82.2	4.0	—	—
4	—	—	—	—
5	—	—	—	—
Total	$2,048.4	100.0%	$808.8	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$66.5	$1.0	$155.3	$1.0
Less: Net expenses	34.0	1.7	74.6	2.7
Net investment income before income taxes	32.5	(0.7)	80.7	(1.7)
Less: Income taxes, including excise taxes	0.4	—	1.1	—
Net investment income	32.1	(0.7)	79.6	(1.7)
Net realized gains (losses) (1)	(0.5)	(0.1)	(0.4)	(0.1)
Net change in unrealized gains (losses) (1)	30.0	0.5	43.4	0.5
Net increase (decrease) in net assets resulting from operations	$61.6	$(0.3)	$122.6	$(1.3)

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest from investments	$60.7	$1.0	$140.5	$1.0
Paid-in-kind interest income	5.0	—	8.8	—
Other income (1)	0.8	0.0	6.0	0.0
Total investment income	$66.5	$1.0	$155.3	$1.0

(1) Amounts round to less than $0.1 million

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $1.0 million for the three months ended September 30, 2022 to $60.7 million for the three months ended September 30, 2023. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $0.0 million for the three months ended September 30, 2022 to $5.0 million for the three months ended September 30, 2023. Other income increased from less than $0.1 million for the three months ended September 30, 2022 to $0.8 million three months ended September 30, 2023, primarily due to increased unfunded commitment fees.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $1.0 million from April 5, 2022 (Inception) through September 30, 2022 to $140.5 million for the nine months ended September 30, 2023. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $0.0 million from April 5, 2022 (Inception) through September 30, 2022 to $8.8 million for the nine months ended September 30, 2023. Other income increased from less than $0.1 million from April 5, 2022 (Inception) through September 30, 2022 to $6.0 million for the nine months ended September 30, 2023, primarily due to increased miscellaneous fees. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Expenses

Operating expenses for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest	$20.4	$0.4	$45.6	$0.4
Management fees (net of waivers) (1)	2.2	0.0	5.6	0.0
Incentive fees related to pre-incentive net investment income	5.1	—	12.1	—
Incentive fees related to realized/unrealized capital gains (1)	3.7	0.0	5.2	0.0
Organizational and offering expense	0.3	0.5	0.6	1.5
Professional fees	0.7	0.3	2.0	0.3
Trustees fees	0.3	0.1	0.6	0.1
Other general and administrative	1.3	0.4	2.9	0.4
Net Expenses	$34.0	$1.7	$74.6	$2.7

(1) Amounts round to less than $0.1 million

Interest

Interest expense, including other debt financing costs, increased from $0.4 million for the three months ended September 30, 2022 to $20.4 million for the three months ended September 30, 2023. This increase was primarily due to an increase in average debt outstanding from $71.2 million for the three months ended September 30, 2022 to $1,005.6 million for the three months ended September 30, 2023.

Interest expense, including other debt financing costs, increased from $0.4 million from April 5, 2022 (Inception) through September 30, 2022 to $45.6 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in average debt outstanding from $71.2 million from April 5, 2022 (Inception) through September 30, 2022 to $733.1 million for the nine months ended September 30, 2023. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Management Fees

Management Fees (gross of waivers) increased from $0.4 million for the three months ended September 30, 2022 to $7.1 million for the three months ended September 30, 2023 due to an increase in average assets for the three months ended September 30, 2023 compared to the same period in 2022. Management Fees (net of waivers) increased from less than $0.1 million for the three months ended September 30, 2022 to $2.2 million for the three months ended September 30, 2023. The Adviser waived Management Fees of $4.9 million for the three months ended September 30, 2023. The Adviser waived Management Fees of $0.4 million for the three months ended September 30, 2022.

Management Fees (gross of waivers) increased from $0.4 million from April 5, 2022 (Inception) through September 30, 2022 to $16.6 million for the nine months ended September 30, 2023 due to an increase in average assets for the nine months ended September 30, 2023 compared to the same period in 2022. Management Fees (net of waivers) increased from less than $0.1 million from April 5, 2022 (Inception) through September 30, 2022 to $5.6 million for the nine months ended September 30, 2023. The Adviser waived Management Fees of $11.0 million for the nine months ended September 30, 2023. The Adviser waived Management

Fees of $0.4 million from April 5, 2022 (Inception) through September 30, 2022. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $0.0 million for the three months ended September 30, 2022 to $5.1 million three months ended September 30, 2023 due to the Company commencing operations on August 31, 2022. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2023 and 2022. For the three months ended September 30, 2023 and 2022, $3.7 million and less than $0.1 million were accrued related to Capital Gains Fees. As of September 30, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-incentive net investment income increased from $0.0 million from April 5, 2022 (Inception) through September 30, 2022 to $12.1 million for the nine months ended September 30, 2023. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income from April 5, 2022 (Inception) through September 30, 2022 and for the nine months ended September 30, 2023. From April 5, 2022 (Inception) through September 30, 2022 less than $0.1 million was accrued related to Capital Gains Fees. For the nine months ended September 30, 2023, $5.2 million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2023, these accrued Incentive Fees are not contractually payable to the Adviser. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Organizational and Offering Expense

Organizational and offering expenses decreased from $0.5 million for the three months ended September 30, 2022 to $0.3 million for the three months ended September 30, 2023. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares.

Organizational and offering expenses decreased from $1.5 million from April 5, 2022 (Inception) through September 30, 2022 to $0.6 million for the nine months ended September 30, 2023. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $0.3 million for the three months ended September 30, 2022 to $0.7 million for the three months ended September 30, 2023. Trustees Fees increased from $0.1 million for the three months ended September 30, 2022 to $0.3 million for the three months ended September 30, 2023. Other general and administrative expenses increased from $0.4 million for the three months ended September 30, 2022 to $1.3 million for the three months ended September 30, 2023.

Professional fees increased from $0.3 million from April 5, 2022 (Inception) through September 30, 2022 to $2.0 million for the nine months ended September 30, 2023. Trustee Fees increased from $0.1 million from April 5, 2022 (Inception) through September 30, 2022 to $0.6 million for the nine months ended September 30, 2023. Other general and administrative expenses increased from $0.4 million from April 5, 2022 (Inception) through September 30, 2022 to $2.9 million for the nine months ended September 30, 2023. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

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

For the three and nine months ended September 30, 2023, we recorded a net expense of $0.4 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, the Company recorded no net expenses for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2023, the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022:

	Three Months Ended	Three Months Ended	Nine Months Ended	From April 5, 2022 (Inception) through
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gains (losses) on foreign currency transactions	$(0.5)	$(0.1)	$(0.4)	$(0.1)
Net Realized Gains (Losses)	$(0.5)	$(0.1)	$(0.4)	$(0.1)

Change in unrealized gains on investments	$28.9	$0.5	$44.2	$0.5
Change in unrealized (losses) on investments	(2.8)	(0.2)	(3.6)	(0.2)
Net Change in Unrealized Gains (Losses) on Investments	$26.1	$0.3	$40.6	$0.3

Unrealized gains (losses) on foreign currency borrowings	$3.9	$0.2	$2.8	$0.2
Unrealized gains (losses) on foreign currency cash (1)	—	—	(0.0)	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$3.9	$0.2	$2.8	$0.2

Net Change in Unrealized Gains (Losses)	$30.0	$0.5	$43.4	$0.5

(1) Amounts round to less than $0.1 million

For the three and nine months ended September 30, 2023 we had $3.9 million and $2.8 million, respectively, in unrealized gains on foreign currency transactions primarily as a result of translating foreign currency related to our non-USD denominated investments.

For the three months ended September 30, 2023, we had $28.9 million in unrealized gains on 20 portfolio company investments, which was offset by $2.8 million in unrealized losses on 9 portfolio company investments. Unrealized gains were driven by an increase in fair value, primarily due to tightening credit spreads. For the nine months ended September 30, 2023, we had $44.2 million in unrealized gains on 25 portfolio company investments, which was offset by $3.6 million in unrealized losses on 4 portfolio company investments. Unrealized gains were driven by an increase in fair value, primarily due to tightening credit spreads.

For the three and nine months ended September 30, 2023 unrealized gains on foreign currency borrowings were driven by fluctuations in the GBP and EUR exchange rates.

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

Interest Rate and Foreign Currency Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and nine months ended September 30, 2023, we had no unrealized gains/losses and less than $0.1 million, respectively, of unrealized losses, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2023. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 6 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2023. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 177.3% and 201.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2023 taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2023, we had approximately $481.9 million and $156.6 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of September 30, 2023, we had $508.2 million in cash and cash equivalents. For the nine months ended September 30, 2023, cash used in operating activities was $1,119.3 million, primarily attributable to funding portfolio investments of $1,255.9 million and net change in unrealized gains on investments of $40.7 million, which was offset by repayments on investments of $71.1 million and other net operating activities of $106.2 million. Cash provided by financing activities was $1,352.9 million during the period due to borrowings of $1,971.4 million and proceeds from the capital calls of $475.0 million, which were partially offset by paydowns on debt of $1,075.0 million and other financing activities of $18.5 million.

Equity

The following tables summarize the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023 and from April 5, 2022 (Inception) through September 30, 2022:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
June 28, 2023	2,798,480	75.0
September 26, 2023	5,387,887	150.0
	17,830,180	$475.0

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
June 24, 2022 (1)	1,200	$0.0
August 31, 2022	2,205,694	55.1
September 28, 2022	5,080,906	125.4
	7,287,800	$180.5

(1) Amounts round to less than $0.1 million

During the nine months ended September 30, 2023, we also issued 1,000,755 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $26.0 million.

During the period ended September 30, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2023, the Company had received Capital Commitments totaling $6.2 billion ($5.2 billion remaining undrawn).

From April 5, 2022 (Inception) through September 30, 2022, we entered into Subscription Agreements with investors providing for the private placement of our Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2022, the we had received Capital Commitments totaling $1.6 billion ($1.4 billion remaining undrawn). On October 7, 2022, we received additional Capital Commitments of $620 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2023, we had outstanding debt denominated in British pounds of GBP 10.3 million, and Euro of EUR 13.4 million on our Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of September 30, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2023, we had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 28.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of September 30, 2023, we had $4.8 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,350.0	$868.1	$481.9	$863.9
Revolving Credit Facility	725.0	563.6	156.6	558.8
Total Debt	$2,075.0	$1,431.7	$638.5	$1,422.7

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net of deferred financing costs of $4.2 million and $4.7 million, respectively.

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

As of September 30, 2023 and December 31, 2022, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2023 and December 31, 2022 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$—
Arrow Buyer, Inc. - Delayed Draw	28.1	—
Avalara, Inc. - Revolver	13.6	13.6
Banyan Software Holdings, LLC - Delayed Draw	40.0	—
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.4	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	21.7	25.9
Coupa Holdings, LLC - Delayed Draw & Revolver	20.5	—
Disco Parent, Inc. - Revolver	5.8	—
Edge Bidco B.V - Delayed Draw & Revolver	1.3	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	3.1	5.6
Galileo Parent, Inc. - Revolver	13.1	—
Hirevue, Inc. - Revolver	14.1	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.0	2.0
Laramie Energy, LLC - Delayed Draw	27.5	—
OutSystems Luxco SARL - Delayed Draw	2.1	2.1
Ping Identity Holding Corp. - Revolver	13.6	13.6
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.0	—
SkyLark UK DebtCo - Delayed Draw & Revolver	48.6	—
SL Buyer Corp. - Delyaed Draw	1.5	—
Wrangler TopCo, LLC - Revolver	9.6	—
Total Portfolio Company Commitments (1)(2)	$273.8	$62.8

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

Other Commitments and Contingencies

As of September 30, 2023, we had an unfunded commitment of EUR 0.9 million to a new borrower that is not a current portfolio company. As of December 31, 2022 we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$868.1	$868.1	$—	$—	$—
Revolving Credit Facility	563.6	—	—	563.6	—
Total Contractual Obligations	$1,431.7	$868.1	$—	$563.6	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2023, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and nine months ended September 30, 2023, the Company recorded a net expense of $0.4 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes. For the three months ended September 30, 2022 and from April 5, 2022 (Inception) through September 30, 2022, the Company recorded no net expense for U.S. federal excise tax and other taxes.

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

As of September 30, 2023, 99.9% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facility also bears interest at floating rates.

Assuming that our consolidated balance sheet as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$61.0	$42.9	$18.1
Up 200 basis points	$40.7	$28.6	$12.1
Up 100 basis points	$20.3	$14.3	$6.0
Down 25 basis points	$(5.1)	$(3.6)	$(1.5)
Down 50 basis points	$(10.2)	$(7.2)	$(3.0)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Reports on Form 8-K filed with SEC on September 30, 2023 for information about unregistered sales of our equity securities during the quarter.

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

Sixth Street Lending Partners

Date: November 3, 2023	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 3, 2023	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer