Form 10-K
period 2023-12-31
Sixth Street Lending Partners
filed 2024-02-16
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-01543

Sixth Street Lending Partners

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-1710161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (469) 621-3001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share (the "Common Shares"), outstanding at February 16, 2024 was 65,478,775.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET LENDING PARTNERS

Index to Annual Report on Form 10-K for

Year Ended December 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this Annual Report and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “we,” “us,”, “our,” and “the Company” refer to Sixth Street Lending Partners. The term “Adviser” refers to Sixth Street Lending Partners Advisers, LLC, a Delaware limited liability company. The term “Sixth Street” refers to Sixth Street Partners, LLC.

ITEM 1. BUSINESS

General

Our Company

We are organized as a Delaware statutory trust named Sixth Street Lending Partners. We are focused on lending to upper middle-market companies. The Company was formed on April 5, 2022. Since we began our investment activities in August 2022, through December 31, 2023, we have originated approximately $7.2 billion aggregate principal amount of investments and retained approximately $3.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA (as defined below), which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of December 31, 2023, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 97.4% of our total investments based on fair value, had weighted average annual revenue of $462.6 million and weighted average annual EBITDA of $170.8 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2023, based on fair value our portfolio consisted of 92.0% first-lien debt investments, 2.6% second-lien debt investments, 3.4% mezzanine debt investments and 2.0% equity and other investments. As of December 31, 2023, 99.9% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2023 we had investments in 37 portfolio companies, with an average investment size of approximately $83.8 million based on fair value. As of December 31, 2023, the largest single investment based on fair value represented 7.1% of our total investment portfolio.

As of December 31, 2023, our portfolio was invested across thirteen different industries. The largest industry in our portfolio as of December 31, 2023 was Business Services, which represents, as a percentage of our portfolio, 25.4%, based on fair value.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, (the “1940 Act”). In addition, for U.S. federal income tax purposes, we elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. As a consequence of our BDC and RIC elections, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections.

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

Relationship with our Adviser, and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $75 billion of assets under management as of December 31, 2023. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 580 investment and operating professionals. As of December 31, 2023, seventy (70) of these personnel are dedicated to direct lending, including fifty-five (55) investment professionals.

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

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee (the “Management Fee”), and may also pay certain incentive fees (the “Incentive Fee”).

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

Structure of Investments

Since beginning our investment activities in August 2022, we have sought to generate current income primarily in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity and other investments.

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

Investments

As of December 31, 2023 and 2022, we had made investments with an aggregate fair value of $3,099.2 million and $808.8 million, respectively, in 37 and 10 portfolio companies, respectively.

Investments consisted of the following at December 31, 2023 and 2022:

	December 31, 2023
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,792.9	$2,850.9	$58.0
Second-lien debt investments	77.9	79.1	1.2
Mezzanine debt investments	104.3	106.5	2.2
Equity and other investments	62.7	62.7	—
Total Investments	$3,037.8	$3,099.2	$61.4

	December 31, 2022
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$801.2	$801.0	$(0.2)
Equity and other investments	7.8	7.8	—
Total Investments	$809.0	$808.8	$(0.2)

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Automotive	1.9%	—
Business Services	25.4%	0.8%
Chemicals	0.7%	2.4%
Communications	1.9%	—
Education	4.6%	—
Financial Services	18.3%	32.4%
Healthcare	3.8%	—
Human Resource Support Services	8.5%	18.0%
Insurance	1.9%	—
Internet Services	8.3%	0.7%
Manufacturing	9.9%	16.3%
Oil, Gas and Consumable Fuels	7.4%	—
Retail and Consumer Products	7.4%	29.4%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as Financial Services and Retail and Consumer Products) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
United States
Midwest	16.0%	18.1%
Northeast	23.1%	45.5%
South	7.4%	0.7%
West	40.3%	32.5%
Canada	1.9%	—
Finland (1)	0.0%	—
Germany	0.3%	0.4%
Luxembourg	0.1%	0.4%
Netherlands	0.1%	—
Norway	5.4%	2.4%
United Kingdom	5.4%	—
Total	100.0%	100.0%
(1)
Value rounds to less than 0.1%

Investment Commitments

As of December 31, 2023 and 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$—
Arrow Buyer, Inc. - Delayed Draw	28.1	—
Artisan Bidco, Inc - Revolver	21.3	—
Avalara, Inc. - Revolver	13.6	13.6
Banyan Software Holdings, LLC - Delayed Draw	20.1	—
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.3	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	16.7	25.9
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	—
Crewline Buyer, Inc. - Revolver & Partnership Interest	20.8	—
Disco Parent, Inc. - Revolver	5.8	—
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	3.2	5.6
Fullsteam Operations, LLC - Delayed Draw & Revolver	31.2	—
Galileo Parent, Inc. - Revolver	15.8	—
Hirevue, Inc. - Revolver	14.1	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Kangaroo Bidco AS - Delayed Draw	53.9	—
Laramie Energy, LLC - Delayed Draw	27.4	—
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
Ping Identity Holding Corp. - Revolver	13.6	13.6
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.3	—
Skylark UK DebtCo - Delayed Draw	28.2	—
SL Buyer Corp - Delayed Draw	1.5	—
Wrangler TopCo, LLC - Revolver	9.6	—
Total Portfolio Company Commitments (1)(2)	$358.5	$62.8

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

Other Commitments and Contingencies

As of December 31, 2023 and 2022, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023 and 2022, our asset coverage was 245.6% and 201.6%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,500.0	$1,054.7	$445.3	$1,051.0
Revolving Credit Facility	725.0	193.3	526.2	188.9
Total Debt	$2,225.0	$1,248.0	$971.5	$1,239.9
(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net of deferred financing costs of $3.7 million and $4.5 million, respectively.

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

For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, the components of interest expense were as follows:

	Year Ended	From April 5, 2022 (Inception) through
($ in millions)	December 31, 2023	December 31, 2022
Interest expense	$64.1	$4.6
Commitment fees	3.1	0.2
Amortization of deferred financing costs	5.2	0.4
Total Interest Expense	$72.4	$5.2
Average debt outstanding (1)	$876.9	$219.4
Weighted average interest rate (1)	7.3%	6.3%

(1)
From April 5, 2022 (Inception) through December 31, 2022, the average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Subscription Facility, September 1, 2022.

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
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the excise tax entirely. In that event, we will be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS— Risks Related to Our Business and Structure—We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

In addition to our Adviser, Sixth Street has a team of over 580 investment and operating professionals. As of December 31, 2023, seventy (70) of these personnel are dedicated to direct lending, including fifty-five (55) investment professionals.

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

Under the terms of the Investment Advisory Agreement, we pay the Adviser a base management fee, (the “Management Fee,”) and may also pay certain incentive fees (the “Incentive Fees”).

The Management Fee is calculated at an annual rate of 1.25% based on the average value of our gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears.

For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Management Fees (gross of waivers) were $25.2 million and $2.7 million, respectively.

For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022 Management Fees of $16.7 and $2.0 million were waived, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

Prior to any Exchange Listing (as defined below) that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing.

The Incentive Fee consists of two parts, as follows:

(i)
The first component, payable at the end of each quarter in arrears, equals 100% of the excess of pre-Incentive Fee net investment income in excess of a 1.5% quarterly hurdle rate, until the Adviser has received 12.5% (17.5% subsequent to an Exchange Listing) of total net investment income for that quarter, and 12.5% (17.5% subsequent to an Exchange Listing) of all remaining pre-Incentive Fee net investment income for that quarter.

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

(ii)
The second component, payable at the end of each fiscal year in arrears, prior to an Exchange Listing, equal 12.5% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain Incentive Fee for prior periods (the “Capital Gains Fee”). Following an Exchange Listing, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an Exchange Listing and from such Exchange Listing to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an Exchange Listing, the portion of the Company’s realized capital gains that accrued prior to an Exchange Listing will be subject to an Incentive Fee rate of 12.5% and the portion of the Company’s realized capital gains that accrued following an Exchange Listing will be subject to an Incentive Fee rate of 17.5%.

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

An “Exchange Listing” is a quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of our assets to, or a merger or other liquidity transaction with, an entity in which the Company’s shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof.

For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Incentive Fees on net investment income were $19.3 million and $1.0 million, respectively. For the year ended December 31, 2023, $6.7 million were accrued related to Capital Gains Fees. For the period from April 5, 2022 (Inception) through December 31, 2022, there was no accrual for Capital Gains Fees.

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

On June 28, 2022, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See "-Payment of Our Expenses" below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser for certain expenses incurred by any such affiliates or third parties for work done on its behalf. For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we incurred expenses of

$2.7 million and $0.5 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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
•
fees and expenses, including travel expenses, incurred by the Adviser, or members of our Investment Team, or payable to third parties, in respect of due diligence on prospective portfolio companies and, if necessary, in respect of enforcing the Company’s rights with respect to investments in existing portfolio companies, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses relating to, or associated with, evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2024, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the trustees of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Trustees). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred shares or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2023 and 2022 our asset coverage was 245.6% and 201.6%, respectively.

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

As of December 31, 2023 and 2022, our asset coverage was 245.6% and 201.6%, respectively.

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

As a BDC, we have elected to be treated as a RIC for U.S. federal income tax purposes.

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
•
Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies and we may be exposed to special risks associated with bankruptcy cases.
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

•
The effect of geopolitical conflicts and global climate change may impact us and our portfolio companies.

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

As of December 31, 2023, we had $1,248.0 million principal amount of outstanding indebtedness, which had an annualized interest cost of 7.5% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 3.0%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2023

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to shareholder (2)	(22.4%)	(13.8%)	(5.2%)	3.5%	12.1%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.
(2)
In order to compute the “Corresponding return to shareholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 7.5% by the approximately $1,248.0 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding return to shareholder.”

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

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

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

We will incur corporate-level U.S. federal income tax costs if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes, including as a result of our failure to satisfy the RIC distribution requirements. Although we have elected to be treated as a RIC for U.S. federal income tax purposes, we cannot assure you that we will be able to continue to qualify for and maintain RIC status. To maintain RIC status under the Code and to avoid corporate-level U.S. federal income tax, we must meet the following annual distribution, income source and asset diversification requirements:

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

As of December 31, 2023 and 2022, we elected to retain approximately $89.5 and $9.1 million, of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $1.5 and $0.2 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Interbank Average Rate (“SONIA”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments.

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

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

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

However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code, which include single issuer concentration limits.

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

In addition, during a transitional period, despite taking certain steps designed to facilitate physical and electronic separation, Sixth Street and TPG will continue to occupy certain shared physical premises. As a result of these arrangements, and despite the implementation of a permanent information barrier between Sixth Street and TPG, there is a heightened risk that Sixth Street or TPG (or certain of their respective affiliates) may be imputed with non-public information received by the other. Although TPG is not affiliated with Sixth Street, many of the considerations described above apply with respect to the information barrier in place between Sixth Street and TPG, in particular that in certain circumstances the Company may face restrictions on its activities as a result of non-public or otherwise confidential information received from TPG.

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

Our Board of Trustees may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board of Trustees has the authority to change our investment objective and modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be a BDC and we may not withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies or strategies would have on our business, operating results and value of our Common Shares. Nevertheless, the effects may adversely affect our business and impact our ability to pay dividends.

Changes in tax laws, including the Tax Cuts and Jobs Act and the Inflation Reduction Act may adversely affect our business.

Changes to U.S. tax laws, including the Tax Cuts and Jobs Act enacted on December 22, 2017 (“Tax Reform”), the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”) and the Inflation Reduction Act, enacted on August 16, 2022 (the "IRA") have made significant changes to the U.S. federal income tax system. Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans. In addition, the IRA introduced a corporate alternative minimum tax of 15% of the "adjusted financial statement income" of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Further changes could be made under the new Presidential administration in the United States. Such changes to the tax laws, including (i) changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform, (ii) the corporate alternative minimum tax, excise tax on stock repurchases and other provisions of the IRA or (iii) changes pursuant to future legislation or regulatory guidance could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us. Prospective investors are urged to consult with their own advisors about the potential effects of Tax Reform, IRA and other changes in tax laws on the loan market and about the tax consequences of an investment in us.

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

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Risks Related to Economic Conditions

Inflation and global supply chain issues may adversely affect our business.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company's returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have, and may in the future, lead to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our obligors’ profit margins.

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

The U.S. capital markets have experienced extreme volatility and disruption in recent years following the spread of COVID-19 in the United States and globally. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may in the future implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and Israel and Hamas and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, in 2023 Fitch downgraded the federal government’s credit rating from AAA to AA+. Further downgrades or warnings by S&P, Moody's, or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

After raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. In 2024, it is possible that the Federal Reserve will raise the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2022 U.S. election, the Democratic Party currently controls the executive branch of government and, the Senate, while the Republican Party controls the House of Representatives. The divided U.S. Congress makes passage of legislation that could significantly affect the regulation of U.S. financial markets less likely. Despite the reduced likelihood of congressional action with respect to financial services, areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

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

Investing in upper middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in upper middle-market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that upper middle-market companies:

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
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

The majority of our debt investments are based on floating rates, such as, SOFR, EURIBOR, SONIA, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations.

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

We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.

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

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Russia's invasion of Ukraine and the war between Israel and Hamas in the Middle East, among other current events, could also have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

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

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. shareholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. For additional information on these regulatory changes, see “—Risks Related to Our Portfolio Company Investments—The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.” See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Interest Rate and Foreign Currency Hedging.”

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

If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a benefit plan investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a benefit plan investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. In addition, to the extent that the Company represents and/or covenants to any contractual counterparty that (1) the assets of the Company are not assets of the Benefit Plan Investors that invest in the Company and/or (2) the transactions entered into between the Company and the Benefit Plan Investor that invest in the Company do not constitute “prohibited transactions” under ERISA and the Code, and the applicable representation is untrue and/or the applicable covenant is not met, additional liabilities may be incurred, including as a result of the unwinding of the applicable contract.

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

Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including wars or terrorist acts;
•
outages due to idiosyncratic issues at specific providers; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our shareholders.

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

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, Russian President Vladimir Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. The Russian invasion of Ukraine and the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

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

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we generally expect to qualify as a RIC, we anticipate that we will not qualify as a publicly offered RIC immediately after the commencement of the Private Offering, although we may qualify as a publicly offered RIC upon the completion of the Private Offering. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including our Management Fees, will be treated as an additional distribution to the shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such shareholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board of Trustees. Our executive officers are senior professionals of the Adviser and Sixth Street and each of the Adviser and Administrator is a subsidiary of Sixth Street. As such, we are reliant on Sixth Street for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Sixth Street has provided to us regarding its cybersecurity program that are relevant to us.

Sixth Street maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by us, from anticipated threats or hazards. Sixth Street utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software, among others.

Sixth Street tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Further, Sixth Street engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Tabletop exercises are conducted by Sixth Street’s Technology Risk team in collaboration with outside service providers as appropriate and includes members of Sixth Street’s senior management and Legal/ Compliance team. Learnings from these tabletop exercises and any events that Sixth Street experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.

In addition to Sixth Street’s internal exercises to test aspects of its cybersecurity program, Sixth Street periodically engages independent third parties to assess the risks associated with its information technology resources and information assets. Among other matters, these third parties analyze data on the interactions of users of Sixth Street’s information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of the cybersecurity systems and processes.

Sixth Street has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our executive officers and other representatives of the Adviser or its affiliates) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually.

Sixth Street maintains a cybersecurity risk management process to identify and mitigate risks that impact the firm. Sixth Street’s Head of Technology Risk periodically discusses and reviews cybersecurity risks and related mitigants with Sixth Street’s Cybersecurity Committee and incorporates relevant cybersecurity risk updates and metrics.

Sixth Street employs a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats affect our business, and our reliance on the Sixth Street and its affiliates in managing these risks, see “Part 1. Item 1A. Risk Factors – Risk Related to our Business – Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition” in this Annual Report on Form 10-K.

Cybersecurity Governance

Sixth Street has a dedicated cybersecurity team, led by its Head of Technology Risk, who works closely with Sixth Street’s Cybersecurity Committee, to develop and advance the firm’s cybersecurity strategy, which applies to us. Sixth Street’s Cybersecurity Committee includes its Chief Information Officer, Chief Risk Officer, General Counsel, Co-Chief Operating Officer and Chief Compliance Officer, as well as our Chief Financial Officer and Chief Compliance Officer.

The Head of Technology Risk has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across Sixth Street. He has a B.S in Computer Science from University of Washington and has over 17 years of experience contributing to cybersecurity related workflows, processes, policies, system designs, program management, and vulnerability discovery, exploitation, mitigation, and remediation.

Sixth Street conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The Head of Technology Risk reviews the cybersecurity framework annually as well as on an event-driven basis as necessary. The Head of Technology Risk also reviews the scope of the cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Sixth Street’s information and systems.

Our Board of Trustees is responsible for understanding the primary risks to our business, including any cybersecurity risks. The Board of Trustees/ is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. Sixth Street’s Head of Technology Risk reports to the Board of Trustees at least annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such periodic reports, the Board of Trustees may receive updates from management as to our and the Adviser’s cybersecurity risks and Sixth Street cybersecurity program developments.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until an Exchange Listing, our outstanding Common Shares will be offered and sold in transactions exempt from registration under the Securities Act under section 4(a)(2), Regulation D thereunder, and/or Regulation S thereunder. There is not currently a public market for our Common Shares, nor can we give any assurance that one will develop.

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

Holders

As of February 16, 2024, there were approximately 78 holders of record of our Common Shares.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

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

Overview

Sixth Street Lending Partners is a Delaware statutory trust formed on April 5, 2022. The Adviser is our external manager. We have three wholly owned subsidiaries, SSLP Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street LP Holding, LLC, Sixth Street LP Holding II, LLC and Sixth Street Lending Partners Sub, LLC in which we may hold certain investments. Sixth Street LP Holding, LLC has legally dissolved as of December 31, 2023.

We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a RIC under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:

•
the requirement to invest at least 70% of our assets in “qualifying assets”;
•
source of income limitations;
•
asset diversification requirements; and
•
the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through December 31, 2023, we have originated more than $7.2 billion aggregate principal amount of investments and retained approximately $3.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of December 31, 2023, our portfolio companies had a weighted average annual revenue of $462.6 million and weighted average annual EBITDA of $170.8 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2023, the largest single investment based on fair value represented 7.1% of our total investment portfolio.

As of December 31, 2023, the average investment size in each of our portfolio companies was approximately $83.8 million based on fair value.

Through our Adviser, we consider potential investments utilizing a four-tiered investment framework and against our existing portfolio as a whole:

Business and sector selection. We focus on companies with enterprise values above $750 million. When reviewing potential investments, we seek to invest in businesses with high marginal cash flow, recurring revenue streams and where we believe credit quality will improve over time. We look for portfolio companies that we think have a sustainable competitive advantage in growing industries or distressed situations. We also seek companies where our investment will have a low loan-to-value ratio. We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies.

We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies on occasion. We classify the industries of our portfolio companies by end-market (such as Healthcare, and Business Services) and not by the products or services (such as Software) directed to those end-markets.

As of December 31, 2023, the largest industry represented 25.4% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2023, approximately 94.6% of our portfolio was invested in secured debt, including 92.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the period ended December 31, 2023, the weighted average term on new investment commitments in new portfolio companies was 6.1 years.

Deal Dynamics. We will focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2023, we had call protection on 95.1% of our debt investments based on fair value, with weighted average call prices of 106.5% for the first year, 102.6% for the second year and 101.1% for the third year, in each case from the date of the initial investment. As of December 31, 2023, 99.9% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $75 billion of assets under management as of December 31, 2023. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 580 investment and operating professionals. As of December 31, 2023, seventy (70) of these personnel are dedicated to direct lending, including fifty-five (55) investment professionals.

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

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee (the “Management Fee”), and may also pay certain incentive fees (the “Incentive Fees”).

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2023, 99.9% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2023, 5.9% of our total investment income was comprised of PIK interest. For the period beginning April 5, 2022 (Inception) through December 31, 2022, none of our investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding and fees related to portfolio activity, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of December 31, 2023, our portfolio based on fair value consisted of 92.0% first-lien debt investments, 2.6% second-lien debt investments, 3.4% mezzanine investments and 2.0% equity and other investments. As of December 31, 2022, our portfolio based on fair value consisted of 99.0% first-lien debt investments and 1.0% equity and other investments.

As of December 31, 2023 and December 31, 2022, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.4% and 12.4%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.7% and 12.8%.

As of December 31, 2023 and December 31, 2022, we had investments in 37 and 10 portfolio companies, with an aggregate fair value of $3,099.2 million and $808.8 million.

For the year ended December 31, 2023, the principal amount of new investments funded was $2,279.8 million in 27 new portfolio companies and 8 existing portfolio companies. For this period, we had $60.4 million aggregate principal amount in exits and repayments.

For the period from April 5, 2022 (Inception) through December 31, 2022, the principal amount of new investments funded was $839.3 million in 10 new portfolio companies. For this period we had no exits or repayments.

Our investment activity for the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended	From April 5, 2022 (Inception) through
($ in millions)	December 31, 2023	December 31, 2022
New investment commitments:
Gross originations (1)	$5,500.4	$1,704.3
Less: Syndications/sell downs (1)	2,866.3	—
Total new investment commitments	$2,634.1	$1,704.3
Principal amount of investments funded:
First-lien	$2,044.5	$831.5
Second-lien	83.9	—
Mezzanine	101.2	—
Equity and other	50.2	7.8
Total	$2,279.8	$839.3
Principal amount of investments sold or repaid:
First-lien	$60.4	$—
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	—
Total	$60.4	$—
Number of new investment commitments in new portfolio companies	27	10
Average new investment commitment amount in new portfolio companies	$84.3	$80.9
Weighted average term for new investment commitments in new portfolio companies (in years)	6.1	5.9
Percentage of new debt investment commitments at floating rates	99.9%	100.0%
Weighted average interest rate of new investment commitments	12.8%	11.8%
Weighted average spread over reference rate of new floating rate investment commitments	7.5%	7.3%
(1)
Includes affiliates of Sixth Street.

As of December 31, 2023 and December 31, 2022, our investments consisted of the following:

	December 31, 2023		December 31, 2022
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,792.9	$2,850.9	$801.2	$801.0
Second-lien debt investments	77.9	79.1	—	—
Mezzanine debt investments	104.3	106.5	—	—
Equity and other investments	62.7	62.7	7.8	7.8
Total	$3,037.8	$3,099.2	$809.0	$808.8

We have no non-accrual investments as of December 31, 2023 and December 31, 2022

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2023 were as follows:

	December 31, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	13.4%	12.4%
Weighted average interest rate of debt and income producing securities	13.0%	11.8%
Weighted average spread over reference rate of all floating rate investments	7.3%	7.5%

(1)
Weighted average total portfolio yield at fair value was 13.2% at December 31, 2023 and at 12.7% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2023 and December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,875.8	92.8%	$710.8	87.9%
2	145.5	4.7	98.0	12.1
3	77.9	2.5	—	—
4	—	—	—	—
5	—	—	—	—
Total	$3,099.2	100.0%	$808.8	100.0%
Results of Operations

Operating results for the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, were as follows:

	Year Ended	From April 5, 2022 (Inception) through
($ in millions)	December 31, 2023	December 31, 2022
Total investment income	$246.1	$17.2
Less: Net expenses	116.3	11.3
Net investment income before income taxes	129.8	5.9
Less: Income taxes, including excise taxes	1.5	0.2
Net investment income	128.3	5.7
Net realized gains (losses) (1)	(1.1)	(0.1)
Net change in unrealized gains (losses) (1)	56.8	(1.7)
Net increase (decrease) in net assets resulting from operations	$184.0	$3.9

(1)
Includes foreign exchange hedging activity.

Investment Income

	Year Ended	From April 5, 2022 (Inception) through
($ in millions)	December 31, 2023	December 31, 2022
Interest from investments	$222.3	$17.1
Paid-in-kind interest income	14.4	—
Other income	9.4	0.1
Total investment income	$246.1	$17.2

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $17.1 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $222.3 million for the year ended December 31, 2023. The increase in interest from investments was primarily the result of growth in our investment portfolio. There was no paid-in-kind interest income for the period from April 5, 2022 (Inception) through December 31, 2022 and for the year ended December 31, 2023 paid-in-kind interest was $14.4 million. Other income increased from $0.1 million for the period from April 5, 2022 (Inception) through

December 31, 2022 to $9.4 million for the year end December 31, 2023. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Expenses

Operating expenses for the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, were as follows:

	Year Ended	From April 5, 2022 (Inception) through
($ in millions)	December 31, 2023	December 31, 2022
Interest	$72.4	$5.2
Management fees (net of waivers)	8.5	0.7
Incentive fees related to pre-incentive net investment income	19.3	1.0
Incentive fees related to realized/unrealized capital gains	6.7	—
Organizational and offering expense	1.1	2.2
Professional fees	3.3	1.0
Trustees fees	0.7	0.3
Other general and administrative	4.3	0.9
Net Expenses	$116.3	$11.3

Interest

Interest expense, including other debt financing costs, increased from $5.2 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $72.4 million for the year ended December 31, 2023. This increase was primarily due to an increase in average debt outstanding from $219.4 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $876.9 million for the year ended December 31, 2023. The average interest rate on our debt outstanding increased from 6.3% for the year ended December 31, 2022 to 7.3% for the year ended December 31, 2023 due to a change in the mix of our debt financing sources and a change in SOFR rates. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Management Fees

Management Fees (gross of waivers) increased from $2.7 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $25.2 million for the year ended December 31, 2023 due to an increase in average assets for the year ended December 31, 2023 compared to the period ended in 2022. Management Fees (net of waivers) increased from $0.7 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $8.5 million for the year ended December 31, 2023. The Adviser waived Management Fees of $16.7 million for the year ended December 31, 2023. The Adviser waived Management Fees of $2.0 million for the period from April 5, 2022 (Inception) through December 31, 2022. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $1.0 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $19.3 million for the year ended December 31, 2023. For the period from April 5, 2022 (Inception) through December 31, 2022, there were no accruals related to Capital Gains Fees. For the year ended December 31, 2023, $6.7 million of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2023, these accrued Incentive Fees are not contractually payable to the Adviser. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Organizational and Offering Expense

Organizational and offering expenses decreased from $2.2 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $1.1 million for the year ended December 31, 2023. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.0 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $3.2 million for the year ended December 31, 2023. Trustee Fees increased from $0.3 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $0.7 million for the year ended December 31, 2023. Other general and administrative expenses increased from $0.9 million for the period from April 5, 2022 (Inception) through December 31, 2022 to $4.4 million for the year ended December 31, 2023. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code, and we operate in a manner so as to continue net realized to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we recorded a net expense of $1.5 million and $0.2 million, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the period from April 5, 2022 (Inception) through December 31, 2023:

	Year Ended	From April 5, 2022 (Inception) through
($ in millions)	December 31, 2023	December 31, 2022
Net realized gains (losses) on foreign currency transactions	$(1.1)	$(0.1)
Net realized gains (losses) on foreign currency borrowings (1)	(0.0)	(0.0)
Net Realized Gains (Losses)	$(1.1)	$(0.1)

Change in unrealized gains on investments	$65.3	$2.7
Change in unrealized (losses) on investments	(3.7)	(2.9)
Net Change in Unrealized Gains (Losses) on Investments	$61.6	$(0.2)

Unrealized gains (losses) on foreign currency borrowings	$(4.8)	$(1.5)
Unrealized gains (losses) on foreign currency cash (1)	(0.0)	0.0
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(4.8)	$(1.5)

Net Change in Unrealized Gains (Losses)	$56.8	$(1.7)
(1)
Amounts round to less than $0.1 million

For the year ended December 31, 2023 we had $4.8 in unrealized losses on foreign currency borrowings primarily as a result of translating foreign currency related to our non-USD denominated investments.

For the year ended December 31, 2023, we had $65.3 million in unrealized gains on 35 portfolio company investments, which was offset by $3.7 million in unrealized losses on 2 portfolio company investments. Unrealized gains were driven by an increase in fair value, primarily due to tightening credit spreads. For the year ended December 31, 2023 unrealized gains on foreign currency borrowings were driven by fluctuations in the GBP and EUR exchange rates.

For the year ended December 31, 2023, we had net realized losses on foreign currency transactions of $1.1 million. The net realized losses on foreign currency transactions were a result of fluctuations in foreign currency exchange rates.

For the period ended December 31, 2022, we had net realized losses on foreign currency transactions of $0.1 million. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the period ended December 31, 2022 we had $2.7 million in unrealized gains on seven portfolio company investments, which was offset by $2.9 million in unrealized losses on three portfolio company investments. Unrealized losses for the period ended December 31, 2022 resulted from a decrease in fair value, primarily due to changes in credit spreads.

For the period ended December 31, 2022 we had unrealized losses on foreign currency borrowings of $1.5 million, primarily as a result of fluctuations in the GBP and EUR exchange rates.

For the period ended December 31, 2023 and 2022 we had no deferred tax asset or liability for unrealized gains or losses.

Interest Rate and Foreign Currency Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Subscription Facility and Revolving Credit Facility (the “Credit Facilities”) to fund these investments. For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we had $4.8 million and $1.5 million, of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 6 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2023. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 245.6% and 201.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2023, taken together with cash available under our Credit Facilities and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023, we had approximately $445.3 million and $526.2 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of December 31, 2023, we had $8.8 million in cash and cash equivalents. During the year ended December 31, 2023, we used $2,091.8 million in cash from operating activities primarily attributable to funding portfolio investments of $2,286.0 million and net change in unrealized gains on investments of $61.6 million, which was offset by repayments on investments of $80.1 million and other net operating activities of $175.5 million. Cash provided by financing activities was $1,826.0 million during the period due to borrowings of $2,886.7 million and proceeds from the capital calls of $1,150.0 million, which were partially offset by paydowns on debt of $2,181.5 million and other financing activities of $29.2 million.

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

Equity

During the year ended December 31, 2023, the Company entered into Subscription Agreements with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2023, the Company had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn). As of December 31, 2022, the Company had received Capital Commitments totaling $2.7 billion ($2.1 billion remaining undrawn).

The following tables summarize the total Common Shares issued and proceeds received related to the Company's initial capitalization and capital drawdowns delivered pursuant to subscription agreements (the “Subscription Agreements”) for the years ended December 31, 2023 and December 31, 2022.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
June 28, 2023	2,798,480	75.0
September 26, 2023	5,387,887	150.0
November 21, 2023	14,401,634	400.0
December 22, 2023	9,725,830	275.0
	41,957,644	$1,150.0

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
June 24, 2022 (1)	1,200	$0.0
August 31, 2022	2,205,694	55.1
September 28, 2022	5,080,906	125.5
October 27, 2022	7,598,252	187.3
December 13, 2022	3,998,385	100.0
December 28, 2022	2,997,591	75.0
	21,882,028	$542.9

(1)
Amounts round to less than $0.1 million

During the year ended December 31, 2023, we also issued 1,639,103 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $43.4 million.

Debt

Subscription Facility

On September 1, 2022, (the “Closing Date”), we entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender, and aggregate commitments under the facility were $400 million.

Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were upsized to $700 million, subject to availability under the borrowing base, which is based on unfunded capital commitments. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, aggregate commitments under the Subscription Facility were upsized to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.4 billion. Pursuant to a lender joinder agreement dated December 1, 2023 the aggregate commitments under the Subscription Facility were upsized to $1.5 billion (the “Maximum Commitment”).

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the “Subscription Facility Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which our ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date we terminate the commitments pursuant to the Subscription Facility. At our option, the Subscription Facility Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on our Subscription Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2022 we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euro (EUR) of 13.4 million on the Subscription Facility included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of December 31, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

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

Subsequent to the year ended December 31, 2023, pursuant to an amendment to the Revolving Credit Facility dated February 8, 2024 (the “Revolving Credit Facility First Amendment”), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) adjusted Term SOFR plus 1.75% or 2.00%, based on certain borrowing base conditions and (b) an alternative base rate plus 1.75% or 2.00%, based on certain borrowing base conditions, (ii) in the case of loans denominated in other permitted currencies at the relevant rate specified plus 1.75% or 2.00%, based on certain borrowing base conditions, plus in the case of amounts denominated in certain other permitted currencies, an adjustment. We also will pay an unused commitment fee of 0.375% per annum on the unused commitments.

The Revolving Credit Facility is guaranteed by Sixth Street LP Holding II, LLC and SSLP Lending, LLC. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of December 31, 2023, we had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2022, there were no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary care and notice provisions).

For further details, see Note 6 "Debt - Revolving Credit Facility" to our consolidated financial statements included in this Annual Report.

Debt obligations consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,500.0	$1,054.7	$445.3	$1,051.0
Revolving Credit Facility	725.0	193.3	526.2	188.9
Total Debt	$2,225.0	$1,248.0	$971.5	$1,239.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net deferred financing costs of $3.7 million and $4.5 million, respectively.

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

As of December 31, 2023 and December 31, 2022, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2023 and December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$—
Arrow Buyer, Inc. - Delayed Draw	28.1	—
Artisan Bidco, Inc - Revolver	21.3	—
Avalara, Inc. - Revolver	13.6	13.6
Banyan Software Holdings, LLC - Delayed Draw	20.1	—
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.3	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	16.7	25.9
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	—
Crewline Buyer, Inc. - Revolver & Partnership Interest	20.8	—
Disco Parent, Inc. - Revolver	5.8	—
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	3.2	5.6
Fullsteam Operations, LLC - Delayed Draw & Revolver	31.2	—
Galileo Parent, Inc. - Revolver	15.8	—
Hirevue, Inc. - Revolver	14.1	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Kangaroo Bidco AS - Delayed Draw	53.9	—
Laramie Energy, LLC - Delayed Draw	27.4	—
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
Ping Identity Holding Corp. - Revolver	13.6	13.6
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.3	—
Skylark UK DebtCo - Delayed Draw	28.2	—
SL Buyer Corp - Delayed Draw	1.5	—
Wrangler TopCo, LLC - Revolver	9.6	—
Total Portfolio Company Commitments (1)(2)	$358.5	$62.8

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

Other Commitments and Contingencies

As of December 31, 2023 and December 31, 2022, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$1,054.7	$1,054.7	$—	$—	$—
Revolving Credit Facility	193.3	—	—	193.3	—
Total Contractual Obligations	$1,248.0	$1,054.7	$—	$193.3	$—

Distributions

We have elected and qualified to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

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

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement; and
•
the Administration Agreement.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors disclosed in "ITEM 1A. RISK FACTORS."

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2023, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

U.S. Federal Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Our 2022 tax year return remains subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2023, 99.9% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our Credit Facilities also bear interest at floating rates.

Assuming that our consolidated balance sheet as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$92.0	$37.4	$54.6
Up 200 basis points	$61.4	$25.0	$36.4
Up 100 basis points	$30.7	$12.5	$18.2
Down 25 basis points	$(7.7)	$(3.1)	$(4.6)
Down 50 basis points	$(15.3)	$(6.2)	$(9.1)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIXTH STREET LENDING PARTNERS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2023 and 2022	F-3

Consolidated Statement of Operations for the period from April 5, 2022 (Inception) through December 31, 2022 and for the Year ended December 31, 2023	F-4

Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022	F-5

Consolidated Statement of Changes in Net Assets for the period from April 5, 2022 (Inception) through December 31, 2022 and for the Year ended December 31, 2023	F-10

Consolidated Statement of Cash Flows for the period from April 5, 2022 (Inception) through December 31, 2022 and for the Year ended December 31, 2023	F-11

Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Sixth Street Lending Partners:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sixth Street Lending Partners and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from April 5, 2022 (inception) to December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2023 and for the period from April 5, 2022 (inception) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, agents, the underlying investees or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York
February 16, 2024

Sixth Street Lending Partners

Consolidated Balance Sheet

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,037,826 and $809,029, respectively)	$3,099,151	$808,801
Cash and cash equivalents	8,813	274,612
Interest receivable	27,938	7,814
Prepaid expenses and other assets	2,363	485
Total Assets	$3,138,265	$1,091,712
Liabilities
Debt (net of deferred financing costs of $8,153 and $3,911, respectively)	$1,239,862	$534,080
Management fees payable to affiliate	2,895	650
Incentive fees on net investment income payable to affiliate	7,183	1,027
Incentive fees on net capital gains accrued to affiliate	6,746	—
Other payables to affiliate	2,406	4,062
Dividends payable	43,871	—
Other liabilities	18,235	5,182
Total Liabilities	1,321,198	545,001
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized, 65,478,775 and 21,882,028 shares issued and outstanding, respectively	65	22
Additional paid-in capital	1,734,426	542,596
Distributable earnings	82,576	4,093
Total Net Assets	1,817,067	546,711
Total Liabilities and Net Assets	$3,138,265	$1,091,712
Net Asset Value Per Share	$27.75	$24.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	From April 5, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$222,295	$17,050
Paid-in-kind interest income	14,426	—
Other income	9,352	104
Total Investment Income	246,073	17,154
Expenses
Interest	72,356	5,233
Management fees	25,225	2,668
Incentive fees on net investment income	19,289	1,028
Incentive fees on net capital gains	6,746	—
Organizational expense	49	2,160
Offering expense	1,079	102
Professional fees	3,245	963
Trustees’ fees	743	263
Other general and administrative	4,304	919
Total expenses	133,036	13,336
Management fees waived (Note 3)	(16,742)	(1,992)
Net Expenses	116,294	11,344
Net Investment Income Before Income Taxes	129,779	5,810
Income taxes, including excise taxes	1,500	220
Net Investment Income	128,279	5,590
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	61,554	(229)
Translation of other assets and liabilities in foreign currencies	(4,799)	(1,434)
Total net change in unrealized gains (losses)	56,755	(1,663)
Realized gains (losses):
Foreign currency transactions	(1,045)	(80)
Total net realized gains (losses)	(1,045)	(80)
Total Net Unrealized and Realized Gains (Losses)	55,710	(1,743)
Increase (Decrease) in Net Assets Resulting from Operations	$183,989	$3,847
Earnings per common share—basic and diluted	$5.30	$0.55
Weighted average shares of common shares outstanding—basic and diluted	34,746,777	7,034,869 (1)

(1)
Weighted average shares of Common Shares outstanding are calculated from the Commencement of Operations through December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of December 31, 2023

(Amounts in thousands, except share amounts)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($59,950 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.11%	$57,781	$59,201	3.3%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($141,889 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.38%	138,686	139,850	7.7%
	First-lien loan (EUR 66,029 par, due 11/2029)	11/7/2023	E + 7.00%	10.96%	69,552	72,027 (EUR 65,203)	4.0%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($106,450 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.40% PIK	103,719	105,918	5.9%
Crewline Buyer, Inc. (3)	First-lien loan ($190,636 par, due 11/2030)	11/8/2023	SOFR + 6.75%	12.10%	185,410	186,952	10.3%
Galileo Parent, Inc. (3)	First-lien loan ($151,064 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.60%	146,963	148,798	8.2%
	First-lien revolving loan ($7,740 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.60%	7,112	7,387	0.4%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	10.50%	3,158	3,536 (EUR 3,201)	0.2%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.59%	3,094	3,332 (EUR 3,016)	0.2%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.94%	962	983 (EUR 890)	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($93,847 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.88%	91,386	93,072	5.1%
					750,042	761,855	42.1%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.70%	6,965	8,053 (EUR 7,290)	0.4%
	First-lien loan (GBP 12,287 par, due 9/2028)	9/6/2022	S + 6.75%	11.98%	13,880	15,741 (GBP 12,349)	0.9%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 6.75%	11.98%	400	399 (GBP 313)	0.0%
					21,245	24,193	1.3%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($59,477 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.71%	57,589	59,477	3.3%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($146,183 par, due 11/2030)	11/2/2023	SOFR + 7.50%	12.94%	140,690	141,682	7.8%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	10.39%	755	796 (EUR 720)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,425 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.60%	7,164	7,258	0.4%
BTRS Holdings, Inc. (3)	First-lien loan ($141,152 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.38%	137,646	141,505	7.8%
	First-lien revolving loan ($3,614 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.63%	3,256	3,651	0.2%
CLGF HoldCo 2, LLC (3)(4)	First-lien loan ($97,902 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.85%	96,132	96,678	5.3%
	Second-lien loan ($83,916 par, due 11/2028)	11/7/2023	SOFR + 12.00%	17.35%	77,895	79,091	4.4%
Fullsteam Operations LLC (3)	First-lien loan ($82,397 par, due 11/2029)	11/27/2023	SOFR + 8.25%	13.78%	79,471	80,692	4.4%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.36%	133,270	138,989	7.7%
Volante Technologies, Inc.	First-lien loan ($2,604 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,578	2,598	0.1%
					538,167	551,258	30.3%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 3,850 par, due 2/2029)	2/24/2023	E + 7.00%	10.93% (incl. 3.25% PIK)	3,951	4,266 (EUR 3,862)	0.2%
Raptor US Buyer II Corp. (3)	First-lien loan ($98,606 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.10%	95,435	98,113	5.4%
SL Buyer Corp. (3)(5)	First-lien loan ($3,525 par, due 7/2029)	7/7/2023	SOFR + 7.00%	12.36%	3,375	3,460	0.2%
					102,761	105,839	5.8%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($140,970 par, due 11/2028)	11/7/2022	SOFR + 6.63%	12.03%	137,195	142,379	7.8%
HireVue, Inc. (3)	First-lien loan ($110,887 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.63%	107,645	110,262	6.1%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,500 par, due 12/2026)	12/15/2023	SOFR + 6.10%	11.46%	2,439	2,444	0.1%
					247,279	255,085	14.0%
Insurance
Disco Parent, Inc.(3)	First-lien loan ($57,756 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.89%	56,368	57,597	3.2%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($121,875 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.85%	118,648	120,750	6.6%

Coupa Holdings, LLC (3)	First-lien loan ($129,573 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.86%	126,405	130,323	7.2%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.11%	5,470	5,709	0.3%
					250,523	256,782	14.1%
Manufacturing
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($1,130 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.25%	1,055	1,051	0.1%
	First-lien loan (EUR 1,023 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.68%	997	1,030 (EUR 932)	0.1%
	Unsecured note ($1,059 par, due 9/2029)	8/31/2023	7.50%	7.50%	570	540	0.0%
	Secured note ($91 par, due 9/2028)	12/19/2023	5.25%	5.25%	62	66	0.0%
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.60%	133,365	136,739	7.5%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($65,149 par, due 9/2030)	9/7/2023	SOFR + 6.25%	11.60%	63,411	63,683	3.5%
	First-lien loan (GBP 66,344 par, due 9/2030)	9/7/2023	S + 6.25%	11.52%	79,846	82,038 (GBP 64,354)	4.5%
	First-lien loan (EUR 19,342 par, due 9/2030)	9/7/2023	E + 6.25%	10.18%	20,154	20,885 (EUR 18,907)	1.1%
					299,460	306,032	16.8%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.46%	95,599	96,936	5.3%
Mach Natural Resources LP (3)(4)	First-lien loan ($135,000 par, due 12/2026)	12/28/2023	SOFR + 6.50%	12.00%	132,310	132,300	7.3%
					227,909	229,236	12.6%
Retail and Consumer Products
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($25,574 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.26%	25,040	24,487	1.3%
	Roll Up DIP term loan ($8,617 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.26%	8,617	8,250	0.5%
	Super-Priority DIP term loan ($47,147 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.26% (incl. 13.26% PIK)	47,147	45,143	2.5%
Commercehub, Inc. (3)	First-lien loan ($148,500 par, due 12/2027)	11/15/2022	SOFR + 6.25%	11.79%	139,880	145,530	8.0%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.48%	4,677	4,853 (EUR 4,393)	0.3%
					225,361	228,263	12.6%

Total Debt Investments					2,975,175	3,036,500	167.2%

Equity and Other Investments

Business Services
AF Eagle Parent, L.P. (8)(10)	Partnership Units (337,024)	11/27/2023			11,364	11,364	0.6%
Artisan Topco LP (8)(10)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	7,883	0.4%
Warrior TopCo LP (8)(10)	Class A Units (9,576,271 units)	7/7/2023			9,576	9,576	0.5%
					28,823	28,823	1.5%
Financial Services
CLGF Holdings, L.P. (4)(8)(10)	8,358,075 Warrants	11/7/2023			4,575	4,575	0.3%

Healthcare
Raptor US Buyer II Corp. (8)(10)	128,321 Ordinary Shares	3/24/2023			12,875	12,875	0.7%

Human Resource Support Services
bswift, LLC (8)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	7,606	0.4%

Internet Services
Newark FP Co-Invest, L.P. (8)(10)	Partnership (8,555,356 units)	11/8/2023			8,572	8,572	0.5%
SMA Technologies Holdings, LLC (8)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					8,772	8,772	0.5%

Total Equity and Other Investments					62,651	62,651	3.4%

Total Investments					$3,037,826	$3,099,151	170.6%

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2023, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing
Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight
Interbank Average Rate (“SONIA” or “S”), or an alternate base rate (which can include the Federal Funds Effective Rate or the
Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 23.0% of total assets as of December 31, 2023.
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
(7)
As of December 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $3,047,224 resulting in estimated gross unrealized gains and losses of $69,618 and $23,923, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $54,845, or 3.0% of the Company's net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $21.5 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 5 for further information related to investments at fair value.

The accompanying notes are an integral part of these consolidated financial statements

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

(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate ("SONIA" or "S"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $7,806, or 1.4% of the Company's net assets.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Accumulated Net Loss	Total Net Assets
Balance at April 5, 2022 (Inception)	—	$—	$—	$—	$—
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	5,590	5,590
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(1,663)	(1,663)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(80)	(80)
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of Common Shares	21,882,028	22	542,842	—	542,864
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(246)	246	—
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	128,279	128,279
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	56,755	56,755
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(1,045)	(1,045)
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares	41,957,644	42	1,149,958	—	1,150,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	1,639,103	1	43,370	—	43,371
Dividends declared from net investment income	—	—	—	(107,004)	(107,004)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(1,498)	1,498	—
Balance at December 31, 2023	65,478,775	$65	$1,734,426	$82,576	$1,817,067

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Cash Flows

(Amounts in thousands)

	Year Ended	From April 5, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$183,989	$3,847
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(61,554)	229
Net change in unrealized (gains) losses on foreign currency transactions	4,799	1,434
Net realized (gains) losses on foreign currency transactions	(21)	20
Net amortization of discount on investments	(11,819)	(770)
Amortization of deferred financing costs	5,216	460
Purchases and originations of investments, net	(2,285,956)	(808,259)
Repayments on investments	80,121	—
Paid-in-kind interest	(11,144)	—
Changes in operating assets and liabilities:
Interest receivable	(16,842)	(7,814)
Interest receivable paid-in-kind	(3,282)	—
Prepaid expenses and other assets	(1,878)	(485)
Management fees payable to affiliate	2,245	650
Incentive fees on net investment income payable to affiliate	6,156	1,027
Incentive fees on net capital gains accrued to affiliate	6,746	—
Other payables to affiliate	(1,656)	4,062
Other liabilities	13,053	5,182
Net Cash Provided by (Used in) Operating Activities	(2,091,827)	(800,417)
Cash Flows from Financing Activities
Borrowings on debt	2,886,747	816,536
Repayments on debt	(2,181,500)	(280,000)
Deferred financing costs	(9,458)	(4,371)
Dividends paid to shareholders	(19,761)	—
Capital calls	1,150,000	542,864
Net Cash Provided by (Used in) Financing Activities	1,826,028	1,075,029
Net Increase (Decrease) in Cash and Cash Equivalents	(265,799)	274,612
Cash and cash equivalents, beginning of period	274,612	—
Cash and Cash Equivalents, End of Period	$8,813	$274,612
Supplemental Information:
Interest paid during the period	$57,313	$1,018
Excise and other taxes paid during the period	$395	$—
Dividends declared during the period	$107,004	$—

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$43,371	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Notes to Consolidated Financial Statements

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Lending Partners (the “Company”) is a Delaware statutory trust formed on April 5, 2022 (“Inception”). The Company was formed primarily to lend to, and selectively invest in, upper middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Lending Partners Advisers, LLC (the “Adviser”). On May 12, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding, LLC, a Delaware limited liability company. On May 12, 2022, the Company formed a wholly-owned subsidiary, SSLP Lending, LLC, a Delaware limited liability company. On December 8, 2022, the Company formed a wholly-owned subsidiary, Sixth Street LP Holding II, LLC, a Delaware limited liability company. On December 21, 2023, the Company formed a wholly-owned subsidiary, Sixth Street Lending Partners Sub, LLC, a Cayman Islands limited liability company. Sixth Street LP Holding, LLC has legally dissolved as of December 31, 2023.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Credit Facilities, to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

As of December 31, 2023, there were no expenses borne by the Adviser subject to future recoupment. As of December 31, 2022, the Company incurred less than $0.1 million of organization and offering costs in excess of 0.10% of the Company’s total Capital Commitments, all of which have been borne by the Adviser and is subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

Income Taxes, Including Excise Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

For the year ended December 31, 2023, the Company recorded a net expense of $1.5 million for U.S. federal excise tax and other taxes. For the period from April 5, 2022 (Inception) through December 31, 2022, the Company recorded a net expense of $0.2 million for U.S. federal excise tax and other taxes.

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

New Accounting Pronouncements

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

For the year ended December 31, 2023, the Company has incurred $2.7 million for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the period from April 5, 2022 (Inception) through December 31, 2022, the Company incurred expenses of $0.5 million for administrative services payable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

On June 28, 2022, the Company entered into the Investment Advisory Agreement with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee (the “Management Fee”) and may also pay an incentive fee (the “Incentive Fee”).

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

For the year ended December 31, 2023, Management Fees (gross of waivers) were $25.2 million. For the period from April 5, 2022 (Inception) through December 31, 2022, Management Fees (gross of waivers) were $2.7 million.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the year ended December 31, 2023, Management Fees of $16.7 million have been waived. For the period from April 5, 2022 (Inception) through December 31,

2022, Management Fees of $2.0 million have been waived. Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the year ended December 31, 2023, Incentive Fees on net investment income were $19.3 million. For the period from April 5, 2022 (Inception) through December 31, 2022, the Company recorded $1.0 million of Incentive Fees on net investment income. For the year ended December 31, 2023 the Company had an accrual of $6.7 million related to Capital Gains Fees. For the year ended December 31, 2022 there was no accrual of Capital Gains Fees.

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

As of December 31, 2023 and December 31, 2022, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

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

Investments at fair value consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,792,928	$2,850,885	$57,957
Second-lien debt investments	77,895	79,091	1,196
Mezzanine debt investments	104,352	106,524	2,172
Equity and other investments	62,651	62,651	—
Total Investments	$3,037,826	$3,099,151	$61,325

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$801,223	$800,995	$(228)
Equity and other investments	7,806	7,806	—
Total Investments	$809,029	$808,801	$(228)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2023 and December 31, 2022, is as follows:

	December 31, 2023	December 31, 2022
Automotive	1.9%	—
Business Services	25.4%	0.8%
Chemicals	0.7%	2.4%
Communications	1.9%	—
Education	4.6%	—
Financial Services	18.3%	32.4%
Healthcare	3.8%	—
Human Resource Support Services	8.5%	18.0%
Insurance	1.9%	—
Internet Services	8.3%	0.7%
Manufacturing	9.9%	16.3%
Oil, Gas and Consumable Fuels	7.4%	—
Retail and Consumer Products	7.4%	29.4%
Total	100.0%	100.0%

The geographic composition of investments at fair value at December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022
United States
Midwest	16.0%	18.1%
Northeast	23.1%	45.5%
South	7.4%	0.7%
West	40.3%	32.5%
Canada	1.9%	—
Finland (1)	0.0%	—
Germany	0.3%	0.4%
Luxembourg	0.1%	0.4%
Netherlands	0.1%	—
Norway	5.4%	2.4%
United Kingdom	5.4%	—
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%.

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2023 and December 31, 2022

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,080	$2,848,805	$2,850,885
Second-lien debt investments	—	—	79,091	79,091
Mezzanine debt investments	—	606	105,918	106,524
Equity and other investments	—	—	62,651	62,651
Total	$—	$2,686	$3,096,465	$3,099,151

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$800,995	$800,995
Equity and other investments	—	—	7,806	7,806
Total	$—	$—	$808,801	$808,801

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022:

	As of and for the Year Ended
	December 31, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$800,995	$—	$—	$7,806	$808,801
Purchases or originations	2,053,661	77,776	97,000	54,845	2,283,282
Repayments / redemptions	(80,115)	—	—	—	(80,115)
Paid-in-kind interest	4,694	—	6,450	—	11,144
Net change in unrealized gains (losses)	58,158	1,196	2,198	—	61,552
Net amortization of discount on securities	11,412	119	270	—	11,801
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,848,805	$79,091	$105,918	$62,651	$3,096,465

	As of and for the Period Ended
	December 31, 2022
	First-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$—	$—	$—
Purchases or originations	800,453	7,806	808,259
Repayments / redemptions	—	—	—
Paid-in-kind interest	—	—	—
Net change in unrealized gains (losses)	(228)	—	(228)
Net realized gains (losses)	—	—	—
Net amortization of discount on securities	770	—	770
Transfers within Level 3	—	—	—
Transfers into (out of) Level 3	—	—	—
Balance, End of Period	$800,995	$7,806	$808,801

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2023 and 2022:

		Net Change in Unrealized
	Net Change in Unrealized	Gains or (Losses)
	Gains or (Losses)	from April 5, 2022
	for the Year Ended	(Inception) through
	December 31, 2023 on	December 31, 2022 on
	Investments Held at	Investments Held at
	December 31, 2023	December 31, 2022
First-lien debt investments	$58,158	$(228)
Second-lien debt investments	1,196	—
Mezzanine debt investments	2,198	—
Total	$61,552	$(228)

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2023 and 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,848,805	Income approach (1)	Discount rate	8.7% — 16.4% (12.8%)	Decrease
Second-lien debt investments	79,091	Income approach	Discount rate	21.7% — 21.7% (21.7%)	Decrease
Mezzanine debt investments	105,918	Income approach	Discount rate	15.0% — 15.0% (15.0%)	Decrease
Equity and other investments	62,651	Market Multiple (2)	Comparable multiple	2.6x — 16.1x (10.2x)	Increase
Total	$3,096,465
(1)
Includes $77.9 million of first-lien debt investments valued using an asset waterfall.
(2)
Includes $4.6 million of equity investments valued using a Black-Scholes model and $19.2 million of equity investments which, due to the proximity of the transactions relative to the measurement dates, we valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of December 31, 2023 and 2022, approximates its carrying value as the outstanding balance is callable at carrying value.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Credit Facilities, are classified as Level 2.

6. Debt

Subscription Facility

On September 1, 2022 (the “Subscription Facility Closing Date”), the Company entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the facility were $400 million.

Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were upsized to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.35 billion. Pursuant to a lender joinder agreement dated December 1, 2023 the aggregate commitments under the Subscription Facility were upsized to $1.5 billion (the “Maximum Commitment”).

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the “Subscription Facility Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility. At the Company’s option, the Subscription Facility Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2022 we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euro (EUR) of 13.4 million on the Subscription Facility included in the Outstanding Principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of December 31, 2023 and December 31, 2022, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of December 31, 2023, and December 31, 2022, the Company was in compliance with the terms of the Subscription Facility.

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

Subsequent to the year ended December 31, 2023, pursuant to an amendment to the Revolving Credit Facility dated February 8, 2024 (the “Revolving Credit Facility First Amendment”), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion.

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

The Revolving Credit Facility is guaranteed by Sixth Street LP Holding II, LLC and SSLP Lending, LLC. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Revolving Credit Agreement, the financial covenants require:

•
an asset coverage ratio of no less than 1.5 to 1 on the last day of any fiscal quarter;
•
shareholders’ equity of at least $356 million plus 25% of the net proceeds of the sale of equity interests after January 19, 2023; and
•
minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”). The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of December 31, 2023, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and 2022, the Company’s asset coverage was 245.6% and 201.6%, respectively.

Debt obligations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$1,500,000	$1,054,733	$445,267	$1,051,033
Revolving Credit Facility	725,000	193,282	526,218	188,829
Total Debt	$2,225,000	$1,248,015	$971,485	$1,239,862

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and Revolving Credit Facility are presented net deferred financing costs of $3.7 million and $4.5 million, respectively.

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

For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, the components of interest expense were as follows:

	For the year ended	From April 5, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Interest expense	$64,118	$4,598
Commitment fees	3,022	175
Amortization of deferred financing costs	5,216	460
Total Interest Expense	$72,356	$5,233
Average debt outstanding (in millions)	$876,874	$219.4
Weighted average interest rate	7.3%	6.3%

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

As of December 31, 2023 and 2022, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$231	$—
Arrow Buyer, Inc. - Delayed Draw	28,125	—
Artisan Bidco, Inc - Revolver	21,283	—
Avalara, Inc. - Revolver	13,636	13,636
Banyan Software Holdings, LLC - Delayed Draw	20,073	—
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,325	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	16,689	25,915
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	—
Crewline Buyer, Inc. - Revolver & Partnership Interest	20,809	—
Disco Parent, Inc. - Revolver	5,776	—
Edge Bidco B.V. - Delayed Draw & Revolver	1,060	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	3,184	5,618
Fullsteam Operations, LLC - Delayed Draw & Revolver	31,239	—
Galileo Parent, Inc. - Revolver	15,817	—
Hirevue, Inc. - Revolver	14,113	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,113	2,041
Kangaroo Bidco AS - Delayed Draw	53,817	—
Laramie Energy, LLC - Delayed Draw	27,439	—
OutSystems Luxco SARL - Delayed Draw	2,212	2,137
Ping Identity Holding Corp. - Revolver	13,636	13,636
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6,255	—
Skylark UK DebtCo - Delayed Draw	28,192	—
SL Buyer Corp - Delayed Draw	1,475	—
Wrangler TopCo, LLC - Revolver	9,576	—
Total Portfolio Company Commitments (1)(2)	$358,502	$62,983

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023 and 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the year ended December 31, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2023, the Company had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn). As of December 31, 2022, the we had received Capital Commitments totaling $2.7 billion ($2.1 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the year ended December 31, 2023. All shares issued to shareholders in the tables below are newly issued shares. From April 5, 2022 (Inception) through December 31, 2022, no Common Shares were issued to shareholders who have not opted out of the Company’s dividend reinvestment plan.

	For the year ended
	December 31, 2023
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
March 31, 2023	March 31, 2023	May 10, 2023	371,108
June 30, 2023	June 30, 2023	August 16, 2023	629,647
September 29, 2023	September 30, 2023	November 16, 2023	638,348
Total Common Shares Issued			1,639,103

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
June 28, 2023	2,798,480	75,000
September 26, 2023	5,387,887	150,000
November 21, 2023	14,401,634	400,000
December 22, 2023	9,725,830	275,000
	41,957,644	$1,150,000

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 24, 2022	1,200	$30
August 31, 2022	2,205,694	55,142
September 28, 2022	5,080,906	125,430
October 27, 2022	7,598,252	187,262
December 13, 2022	3,998,385	100,000
December 28, 2022	2,997,591	75,000
	21,882,028	$542,864

9. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the year ended	From April 5, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Earnings per common share—basic and diluted
Increase (decrease) in net assets resulting from operations	$183,989	$3,847
Weighted average shares of Common Shares outstanding—basic and diluted	34,746,777	7,034,869
Earnings (losses) per common share—basic and diluted	$5.30	$0.55

10. Dividends

The following table summarizes dividends declared during the year ended December 31, 2023:

	For the year ended
	December 31, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2023	March 31, 2023	May 9, 2023	$0.40
June 30, 2023	June 30, 2023	August 15, 2023	0.67
September 29, 2023	September 30, 2023	November 15, 2023	0.67
December 29, 2023	December 31, 2023	February 20, 2024	0.67
Total Dividends Declared			$2.41

The dividends declared during the year ended December 31, 2023 were derived from net investment income, determined on a tax basis. From April 5, 2022 (Inception) through December 31, 2022, no distributions had been declared or paid by the Company.

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

11. Income Taxes

The tax character of shareholder distributions attributable to fiscal year ended December 31, 2023 was as follows:

For the year ended
December 31, 2023
Ordinary Income	$107,004
Long Term Capital Gains	—
Total	$107,004
(1)
For the year ended December 31, 2023, 88.32% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the year ended December 2022, there were no distributions.

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2023 and 2022, to taxable income at December 31, 2023 and 2022:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Increase (decrease) in net assets resulting from operations	$183,989	$3,847
Adjustments:
Net unrealized (gains) losses on investments	(56,755)	1,663
Other income (loss) for tax purposes, not book	7,579	1,211
Deferred organization costs	(146)	(47)
Other expenses not currently deductible	1,547	2,382
Other book-tax differences	6,958	—
Taxable Income	$143,172	$9,056

The tax basis components of distributable earnings for the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Undistributed net investment income - tax basis	$89,489	$9,056
Net unrealized gains (losses) on investments	45,694	(2,875)
Other temporary differences	(52,607)	(2,088)
Total distributable earnings - book basis	$82,576	$4,093

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed. The Company's tax year end is December 31.

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

For the year ended December 31, 2023 and 2022, the Company increased distributable earnings and decreased additional paid in capital by $1.5 million and $0.2 million, respectively, which was primarily attributable to U.S. federal excise taxes.

The Company’s wholly-owned subsidiary, Sixth Street LP Holding II, LLC, is a taxable subsidiary in which the Company holds certain investments. Sixth Street LP Holding II, LLC is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

The tax cost of the Company’s investments as of December 31, 2023 was $3,047,224, resulting in estimated gross unrealized gains and losses of $69,618 and $23,923, respectively. The tax cost of the Company’s investments as of December 31, 2022 was $810,241, resulting in estimated gross unrealized gains and losses of $2,806 and $5,681, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, a net expense of $1.5 million and $0.2 million, respectively, was recorded for U.S. federal excise tax.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding during the period ended December 31, 2023 and April 5, 2022 (Inception) through December 31, 2022.

	For the year ended	From April 5, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Per Share Data (4)
Net asset value, beginning of period	$24.98	$25.00

Net investment income (1)	3.69	0.51
Net realized and unrealized gain (loss) (1)	1.61	(0.16)
Total from operations	5.30	0.35
Net Common Share Issuance (3)	(0.12)	(0.37)
Dividends declared	(2.41)	—
Total increase (decrease) in net assets	2.77	(0.02)
Net Asset Value, End of Period	$27.75	$24.98
Total return based on net asset value (2)	21.42%	-0.08%
Common shares outstanding, end of period	65,478,775	21,882,028
Ratios / Supplemental Data (5)
Ratio of gross expenses to average net assets without management fee waiver	12.96%	6.73%
Ratio of net expenses to average net assets with management waiver	11.35%	5.70%
Ratio of net investment income to average net assets without management waiver	10.75%	2.17%
Ratio of net investment income to average net assets with management fee waiver	12.36%	3.21%
Portfolio turnover	4.46%	—
Net assets, end of period	$1,817,067	$546,711

(1)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(2)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends, assuming reinvestment of dividends, divided by the beginning net asset value per share.
(3)
The amount shown at this caption is the balancing amount derived from share issuances. The amount shown for share issuance will fluctuate due to the timing of share issuances and the weighting of average shares over the period.
(4)
Table may not sum due to rounding.
(5)
For the period from April 5th (Inception) through December 31, 2022, the ratios represent information on an annualized basis, except for nonrecurring expenses, such as organizational and offering expenses, which are not annualized.

13. Selected Quarterly Financial Data (Unaudited)

	2023
	Q4	Q3	Q2	Q1
Investment Income	$90,782	$66,482	$57,788	$31,021
Net Expenses (1)	$41,660	$34,026	$24,962	$15,646
Net Investment Income	$48,686	$32,056	$32,421	$15,115
Total unrealized and realized gains (losses)	$12,750	$29,447	$410	$13,103
Increase (decrease) in Net Assets Resulting from Operations	$61,437	$61,503	$32,831	$28,218
Net Asset Value per Share as of the End of the Quarter	$27.75	$27.19	$26.13	$25.77

	2022
	Q4	Q3
Investment Income	$16,189	$966
Net Expenses (1)	$8,948	$1,673
Net Investment Income (2)	$7,241	$(707)
Total unrealized and realized gains (losses)	$(2,120)	$377
Increase (decrease) in Net Assets Resulting from Operations	$5,120	$(330)
Net Asset Value per Share as of the End of the Quarter	$24.98	$24.61

(1)
Net expenses include income taxes, including any excise taxes.
(2)
Net investment income excludes $(943) of expenses incurred at formation.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the period ended December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees. These individuals are referred to as “Independent Trustees.” Our Board of Trustees elects the Company’s executive officers, who serve at the discretion of the Board of Trustees.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board of Trustees is as follows:

Name	Age	Position	Trustee Since
Interested Trustee:
Joshua Easterly	47	Chief Executive Officer, Chair of the Board, Trustee	2022
Jennifer Gordon	48	Trustee	2022
David Stiepleman	52	Trustee	2022
Independent Trustees:
Richard Higginbotham	76	Trustee	2022
Hurley Doddy	60	Trustee	2022
Judy Slotkin	70	Trustee	2022
Ronald Tanemura	60	Trustee	2022

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Sixth Street Lending Partners, 2100 McKinney Avenue, Suite 1500, Dallas, TX 75201.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Age	Position
Ian Simmonds	52	Chief Financial Officer
Michael Graf	41	Deputy Chief Financial Officer, Vice President and Principal Accounting Officer
Anton Brett	36	Chief Compliance Officer and Secretary

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

Executive Officers Who Are Not Trustees

Ian Simmonds is the Chief Financial Officer of the Company and a Partner of Sixth Street. From 2005 to 2015, Mr. Simmonds was a member of the Financial Institutions Group at Bank of America Merrill Lynch’s Global Investment Bank in New York, most recently as a Managing Director. From 2000 to 2003, Mr. Simmonds was Managing Director at Principal Global Investors, the asset management unit of The Principal Financial Group, based in Singapore. Prior to this role, Mr. Simmonds was a Senior Vice President at Bankers Trust Australia from 1995 to 2000 (acquired by Principal in 1999), and worked in public accounting at KPMG from 1989 to 1995. Mr. Simmonds holds a Bachelor of Commerce from the University of New South Wales, a Master of Applied Finance from Macquarie University, and an M.B.A. from the Wharton School of the University of Pennsylvania. He is a Chartered Accountant.

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

Anton Brett is the Chief Compliance Officer and Secretary of the Company and a Principal of Sixth Street. Prior to joining Sixth Street, from 2017 to 2020, he was a Senior Associate at Scopia Capital Management, LP. From 2014 to 2017, Mr. Brett was an Associate at the law firm of Willkie Farr & Gallagher LLP. From 2009 to 2011, he was an Analyst, and later a Senior Analyst, at the law firm of Kobre & Kim LLP. Mr. Brett holds a J.D. from Duke University School of Law and B.A. in International Relations and Slavic Studies, magna cum laude, from Brown University.

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

Craig Hamrah is a Vice President of the Company, Senior Credit Underwriter of the Adviser and Partner of Sixth Street. Mr. Hamrah was previously with Silver Point Capital, where he was a senior deal underwriter and oversaw the portfolio in the private finance group. From 2004 to 2005, Mr. Hamrah was a Senior Vice President at the Royal Bank of Scotland. From 1997 to 2004, Mr. Hamrah was an Executive Vice President at Emigrant Business Credit Corp, a subsidiary of Emigrant Savings Bank. Mr. Hamrah started his career at The CIT Group in 1990 working in the commercial finance and equipment finance divisions. He holds a B.A. in Business Economics from Brown University.

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

We believe that the Board’s role in risk oversight will be effective and appropriate given the extensive regulation to which we are already subject as a business development company (“BDC”). Specifically, as a BDC, we must comply with numerous regulatory requirements that control the levels of risk in its business and operations, including limitations under the 1940 Act on the amount of borrowings, debt securities or preferred stock we may incur or issue. In addition, we generally have to invest at least 70% of our total assets in “qualifying assets” and, subject to certain exceptions, we generally are not permitted to invest in any portfolio company in which our affiliates currently has an investment. In addition, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we must, among other things, meet certain source of income, asset diversification and distribution requirements.

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

As of December 31, 2023, no Trustees held any equity securities of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

No trustee or officer holds any securities. The following table sets forth, as of February 14, 2024, the beneficial ownership of each person known to us to beneficially own 5% or more of the outstanding shares. Percentage of beneficial ownership is based on 65,478,775 shares outstanding as of December 31, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

	Type of Ownership	Number of Shares Owned	Percentage
Five-Percent Shareholder
State of Michigan Retirement System (1)	Record	6,679,018	10.20%
The Public Institution for Social Security (2)	Record	5,343,214	8.16%
Sixth Street Lending Partners Note Issuer, LLC (3)	Record	4,822,540	7.37%
Flourish Investment Corporation (4)	Record	3,990,096	6.09%

(1)
The principal address for State of Michigan Retirement System (“Michigan”) is 2501 Coolidge Road Suite 400 East Lansing, Michigan 48823. Information obtained from a Schedule 13G filed by Michigan with the SEC reporting share ownership as of December 31, 2023. Based on that filing, Michigan maintains the sole power to vote or dispose of 6,679,018 shares.
(2)
The principal address for The Public Institution for Social Security (“PIFSS”) is AlMurqab, Al-Soor St, Ta’aminat Building, Kuwait City 13104 Kuwait. Information obtained from a Schedule 13G filed by PIFSS with the SEC reporting share ownership as of December 31, 2023. Based on that filing, PIFSS maintains the sole power to vote or dispose of 5,343,214 shares.
(3)
The principal address for Sixth Street Lending Partners Note Issuer, LLC (“Note Issuer”) is 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. Information obtained from a Schedule 13D filed by Note Issuer with the SEC reporting share ownership as of December 31, 2023. Based on that filing, Note Issuer maintains the sole power to vote or dispose of 4,822,540 shares.
(4)
The principal address for Flourish Investment Corporation (“Flourish”) is New Poly Plaza, No.1 Chaoyangmen Beidajie, Dongcheng District, Beijing 100010, People’s Republic of China. Information obtained from a Schedule 13G filed by Flourish with the SEC reporting share ownership as of December 31, 2023. Based on that filing, Flourish maintains the sole power to vote or dispose of 3,990,096 shares.

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

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “ITEM 1. BUSINESS.”

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

Trustee Independence

For information regarding the independence of our trustees, see “ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee and the independent trustees of our Board have selected KPMG LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2023.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

Year Ended December 31, 2023
Audit Fees	$650.0
Audit-Related Fees	—
Tax Fees	74.0
All Other Fees	—
Total Fees	$724.0

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

Conclusion

The Audit Committee also recommended the selection of KPMG LLP to serve as the independent registered public accounting firm for the year ending December 31, 2024.

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
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on August 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
4.2	Description of Securities

10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.3	Trademark and License Agreement(incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.4	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.6	Fund of Funds Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on August 22, 2022)
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

14.1	Fund Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
14.2	Adviser Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
21.1	Subsidiaries of Sixth Street Lending Partners
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2024	SIXTH STREET LENDING PARTNERS

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2024.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Trustee and Chairman of the Board of Trustees (Principal Executive Officer)
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Deputy Chief Financial Officer (Principal Accounting Officer)
/s/ Judy Slotkin Judy Slotkin	Trustee and Chairman of the Audit Committee
/s/ Jennifer Gordon Jennifer Gordon	Trustee

/s/ Richard A. Higginbotham Richard A. Higginbotham	Trustee
/s/ Hurley Doddy Hurley Doddy	Trustee
/s/ David Stiepleman David Stiepleman	Trustee
/s/ Ronald K. Tanemura Ronald K. Tanemura	Trustee