Form 10-Q
period 2024-03-31
Sixth Street Lending Partners
filed 2024-05-03
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not applicable

Former name, former address and former fiscal year, if changed since last report,

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at May 3, 2024 was 83,622,723.

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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,197,705 and $3,037,826, respectively)	$4,277,564	$3,099,151
Cash and cash equivalents (restricted cash of $23,115 and $0, respectively)	63,546	8,813
Interest receivable	46,233	27,938
Prepaid expenses and other assets	2,980	2,363
Total Assets	$4,390,323	$3,138,265
Liabilities
Debt (net of deferred financing costs of $17,769 and $8,153, respectively)	$1,910,907	$1,239,862
Management fees payable to affiliate	4,458	2,895
Incentive fees on net investment income payable to affiliate	10,835	7,183
Incentive fees on net capital gains accrued to affiliate	9,873	6,746
Other payables to affiliate	1,926	2,406
Dividends payable	56,027	43,871
Other liabilities	15,734	18,235
Total Liabilities	2,009,760	1,321,198
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (83,622,723 and 65,478,775, shares issued and outstanding, respectively)	84	65
Additional paid-in capital	2,256,205	1,734,426
Distributable earnings	124,274	82,576
Total Net Assets	2,380,563	1,817,067
Total Liabilities and Net Assets	$4,390,323	$3,138,265
Net Asset Value Per Share	$28.47	$27.75

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$119,670	$30,617
Arranger Fees	9,990	—
Other income	1,932	404
Total Investment Income	131,592	31,021
Expenses
Interest	35,078	8,852
Management fees	11,242	3,884
Incentive fees on net investment income	10,835	2,362
Incentive fees on net capital gains	3,128	1,420
Organizational expense	—	49
Offering expense	478	50
Professional fees	1,219	620
Trustees’ fees	156	150
Other general and administrative	1,358	770
Total expenses	63,494	18,157
Management fees waived (Note 3)	(6,784)	(2,511)
Net Expenses	56,710	15,646
Net Investment Income Before Income Taxes	74,882	15,375
Income taxes, including excise taxes	2,160	260
Net Investment Income	72,722	15,115
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	18,534	13,761
Translation of other assets and liabilities in foreign currencies	4,207	(714)
Total net change in unrealized gains (losses)	22,741	13,047
Realized gains (losses):
Non-controlled, non-affiliated investments	2,342	—
Foreign currency transactions	(80)	56
Total net realized gains (losses)	2,262	56
Total Net Unrealized and Realized Gains (Losses)	25,003	13,103
Increase (Decrease) in Net Assets Resulting from Operations	$97,725	$28,218
Earnings per common share—basic and diluted	$1.40	$1.22
Weighted average common shares outstanding—basic and diluted	69,647,897	23,060,716

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of March 31, 2024

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($59,800 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.08%	$57,695	$59,501	2.5%
Truck-Lite Co., LLC (3)	First-lien loan ($323,497 par, due 2/2031)	2/13/2024	SOFR + 5.75%	11.06%	319,961	320,809	13.5%
	First-lien revolving loan ($1,166 par, due 2/2030)	2/13/2024	SOFR + 5.75%	11.06%	824	903	0.0%
					378,480	381,213	16.0%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($112,292 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.32%	109,836	110,677	4.6%
	First-lien loan (EUR 52,256 par, due 11/2029)	11/7/2023	E + 7.00%	10.92%	55,079	55,731 (EUR 51,602)	2.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($85,937 par, due 3/2031)	3/19/2024	SOFR + 6.50%	11.83%	82,722	82,812	3.6%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($109,710 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.30% PIK	107,080	111,081	4.8%
Crewline Buyer, Inc. (3)	First-lien loan ($147,310 par, due 11/2030)	11/8/2023	SOFR + 6.75%	12.06%	143,373	145,277	6.1%
Galileo Parent, Inc. (3)	First-lien loan ($150,685 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.56%	146,755	148,425	6.2%
	First-lien revolving loan ($10,433 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.56%	9,834	10,079	0.4%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.58%	3,102	3,285 (EUR 3,041)	0.1%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.93%	963	971 (EUR 899)	0.0%
Wrangler TopCo, LLC (3)	First-lien loan ($93,847 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.82%	91,453	93,589	3.9%
					750,197	761,927	32.0%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.64%	6,846	8,006 (EUR 7,413)	0.3%
	First-lien loan (GBP 13,388 par, due 9/2028)	9/6/2022	S + 6.75%	11.94%	15,149	17,080 (GBP 13,522)	0.7%
	First Lien Delayed Draw Term Loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 6.75%	11.45%	710	690 (NOK 7,501)	0.0%
					22,705	25,776	1.0%
Communications
Babylon Finco Limited (3)(4)	First-lien loan ($89,521 par, due 1/2031)	1/26/2024	SOFR + 6.25%	11.57%	86,658	87,135	3.7%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($70,899 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.68%	68,244	71,141	3.0%
					154,902	158,276	6.7%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 7.50%	12.90%	152,736	154,349	6.5%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	10.15%	756	785 (EUR 727)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,548 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.56%	7,297	7,435	0.3%
BTRS Holdings, Inc. (3)	First-lien loan ($142,579 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.33%	139,218	143,649	6.0%
	First-lien revolving loan ($7,229 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.58%	6,889	7,337	0.3%
CLGF HoldCo 2, LLC (3)(4)	First-lien loan ($97,902 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.81%	96,219	97,168	4.1%
	Second-lien loan ($83,916 par, due 11/2028)	11/7/2023	SOFR + 12.00%	17.31%	78,092	79,091	3.3%
Fullsteam Operations LLC (3)	First-lien loan ($78,119 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.73%	75,214	76,539	3.3%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.33%	133,406	138,989	5.9%
Volante Technologies, Inc.	First-lien loan ($2,712 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,688	2,678	0.1%
					539,779	553,671	23.3%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 5,811 par, due 2/2029)	2/24/2023	E + 7.00%	10.93% (incl. 3.25% PIK)	6,042	6,313 (EUR 5,845)	0.3%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($98,357 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.06%	95,346	98,849	4.2%
SL Buyer Corp. (3)(5)	First-lien loan ($3,569 par, due 7/2029)	7/7/2023	SOFR + 7.75%	13.08%	3,425	3,526	0.1%
					104,813	108,688	4.6%
Hotel, Gaming, and Leisure
Equinox Holdings, Inc.	First-lien loan ($240,219 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	13.56% (incl. 4.13% PIK)	236,645	237,216	10.0%

	Second-lien loan ($10,331 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	10,024	9,995	0.4%
					246,669	247,211	10.4%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($140,614 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.70%	136,996	143,074	6.0%
HireVue, Inc. (3)	First-lien loan ($110,610 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.56%	107,875	111,163	4.7%
	First-lien revolving loan ($2,823 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.57%	2,474	2,893	0.1%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,494 par, due 12/2026)	12/15/2023	SOFR + 6.10%	11.43%	2,439	2,444	0.1%
					249,784	259,574	10.9%
Insurance
Disco Parent, Inc.(3)	First-lien loan ($57,756 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.84%	56,434	58,074	2.4%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($129,539 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.80%	126,309	129,539	5.4%
Coupa Holdings, LLC (3)	First-lien loan ($129,573 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.81%	126,536	132,573	5.6%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 78,125 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	10.58% (incl. 3.50% PIK)	7,281	7,102 (SEK 75,938)	0.3%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.06%	5,480	5,808	0.2%
					265,606	275,022	11.5%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($110,905 par, due 1/2031)	1/30/2024	SOFR + 5.25%	10.57%	109,624	109,855	4.6%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($1,127 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.20%	1,061	1,082	0.0%
	First-lien loan (EUR 1,023 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.65%	1,002	1,041 (EUR 964)	0.0%
	Secured note ($1,226 par, due 9/2028)	12/19/2023	5.25%	5.25%	841	800	0.0%
	Unsecured note ($1,059 par, due 9/2029)	8/31/2023	7.50%	7.50%	581	582	0.0%
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.56%	133,520	138,614	5.8%
Heritage Environmental Services, Inc. (3)	First-lien loan ($154,321 par, due 1/2031)	1/31/2024	SOFR + 5.50%	10.81%	153,459	153,882	6.5%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($56,651 par, due 9/2030)	9/7/2023	SOFR + 5.75%	11.06%	55,178	55,660	2.4%
	First-lien loan (GBP 57,691 par, due 9/2030)	9/7/2023	S + 5.75%	11.00%	69,505	71,177 (GBP 56,345)	3.1%
	First-lien loan (EUR 16,819 par, due 9/2030)	9/7/2023	E + 5.75%	9.65%	17,538	17,847 (EUR 16,525)	0.7%
					542,309	550,540	23.1%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.43%	95,755	97,561	4.1%
Mach Natural Resources LP (3)(4)	First-lien loan ($135,000 par, due 12/2026)	12/28/2023	SOFR + 6.65%	11.95%	132,505	132,975	5.6%
					228,260	230,536	9.7%
Retail and Consumer Products
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($23,314 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.23%	22,861	21,974	0.9%
	Roll Up DIP term loan ($46,777 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.23% PIK	46,777	44,088	1.9%
	Super-Priority DIP term loan ($8,272 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.23%	8,272	7,797	0.3%
Commercehub, Inc. (3)	First-lien loan ($148,125 par, due 12/2027)	11/15/2022	SOFR + 6.25%	11.58%	139,949	147,384	6.2%
PDI TA Holdings, Inc. (3)	First-lien loan ($129,690 par, due 2/2031)	2/1/2024	SOFR + 5.50%	10.83%	127,081	127,755	5.4%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.43%	4,686	4,827 (EUR 4,470)	0.2%
					349,626	353,825	14.9%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($65,929 par, due 3/2028)	3/26/2024	SOFR + 5.00%	10.31%	64,495	64,489	2.7%

Total Debt Investments					4,106,795	4,183,171	175.7%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (8)(10)	Class A Units (2,666 units)	2/12/2024			6,557	6,557	0.3%

Business Services
Artisan Topco LP (8)(10)	Class A Preferred Units (7,882,736 units)	11/7/2023	7,883	7,883	0.3%
Insight Hideaway Aggregator, L.P. (8)(10)	Partnership Interest (2,170,139 units)	3/19/2024	21,701	21,701	0.9%
Newark FP Co-Invest, L.P. (8)(10)	Partnership (8,555,356 units)	11/8/2023	8,572	8,572	0.4%
Warrior TopCo LP (8)(10)	Class A Units (9,576,271 units)	7/7/2023	9,576	9,576	0.4%
			47,732	47,732	2.0%
Financial Services
AF Eagle Parent, L.P. (8)(10)	Partnership Units (337,024 units)	11/27/2023	11,364	11,364	0.5%
CLGF Holdings, L.P. (4)(8)(10)	8,358,075 Warrants	11/7/2023	4,575	7,182	0.3%
			15,939	18,546	0.8%
Healthcare
Raptor US Buyer II Corp. (8)(10)	128,321 Ordinary Shares	3/24/2023	12,876	12,858	0.5%

Human Resource Support Services
bswift, LLC (8)	Class A-1 Units (7,606,491 units)	11/7/2022	7,606	8,500	0.4%

Internet Services
SMA Technologies Holdings, LLC (8)	Class A Units (200 units)	11/21/2022	200	200	0.0%
	Class B Units (142,038 units)	11/21/2022	—	—	0.0%
			200	200	0.0%

Total Equity and Other Investments			90,910	94,393	4.0%

Total Investments			$4,197,705	$4,277,564	179.7%

	Interest Rate Swaps as of March 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$(878)	$—	$(878)
Cash collateral				—	23,115	—	—
Total derivatives				$600,000	$22,237	$—	$(878)
(a)
Contains a variable rate structure. Bears interest at a rate determined by three-month SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”), the Norwegian Interbank Offered Rate ("NIBOR" or "N"), Stockholm Interbank Offered Rate ("STIBOR"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 20.2% of total assets as of March 31, 2024.
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
(6)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value
Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.
(7)
As of March 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $4,213,375 resulting in estimated gross unrealized gains and losses of $90,351 and $28,187, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $77,040, or 3.2% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $22.3 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.

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
(6)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value
Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.
(7)
As of December 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $3,047,224 resulting in estimated gross unrealized gains and losses of $69,618 and $23,923, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $54,845, or 3.0% of the Company’s net assets.
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
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Accumulated Net Loss	Total Net Assets
Balance at December 31, 2023	65,478,775	$65	$1,734,426	$82,576	$1,817,067
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	72,722	72,722
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	22,741	22,741
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	2,262	2,262
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares	17,348,908	18	499,718	—	499,736
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	795,040	1	22,061	—	22,062
Dividends declared from net investment income	—	—	—	(56,027)	(56,027)
Balance at March 31, 2024	83,622,723	$84	$2,256,205	$124,274	$2,380,563

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,115	15,115
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,047	13,047
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	56	56
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	9,643,813	10	249,990	—	250,000
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,610)	(12,610)
Balance at March 31, 2023	31,525,841	$32	$792,586	$19,701	$812,319

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$97,725	$28,218
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(18,534)	(13,761)
Net change in unrealized (gains) losses on foreign currency transactions	(4,207)	714
Net realized (gains) losses on investments	(2,342)	—
Net realized (gains) losses on foreign currency transactions	67	(21)
Net amortization of discount on investments	(4,212)	(1,392)
Amortization of deferred financing costs	1,827	885
Amortization of discount on debt	62	—
Purchases and originations of investments, net	(1,298,865)	(444,762)
Proceeds from investments, net	140,558	—
Repayments on investments	11,026	6,286
Paid-in-kind interest	(5,545)	(21)
Changes in operating assets and liabilities:
Interest receivable	(18,049)	189
Interest receivable paid-in-kind	(246)	—
Prepaid expenses and other assets	(598)	(548)
Management fees payable to affiliate	1,563	723
Incentive fees on net investment income payable to affiliate	3,652	1,420
Incentive fees on net capital gains accrued to affiliate	3,127	1,335
Other payables to affiliates	(480)	(2,507)
Other liabilities	(3,379)	6,034
Net Cash Provided by (Used in) Operating Activities	(1,096,850)	(417,208)
Cash Flows from Financing Activities
Borrowings on debt	1,690,700	800,607
Repayments on debt	(1,005,600)	(548,000)
Deferred financing costs	(11,445)	(8,331)
Dividends paid to shareholders	(21,808)	—
Capital calls	499,736	250,000
Net Cash Provided by (Used in) Financing Activities	1,151,583	494,276
Net Increase (Decrease) in Cash and Cash Equivalents	54,733	77,068
Cash and cash equivalents, beginning of period	8,813	274,612
Cash and Cash Equivalents, End of Period	$63,546	$351,680
Supplemental Information:
Interest paid during the period	$35,455	$2,633
Excise and other taxes paid during the period	$3,485	$380
Dividends declared during the period	$56,027	$12,610

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$22,062	$—

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”), on February 16, 2024.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted in 2019 by the Company. For all derivative instruments designated in a hedge accounting relationship, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company uses certain interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. For derivative contracts entered into by the Company that are not designated in a hedge accounting relationship, the Company presents changes in the fair value through current period earnings.

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. Derivatives, including the Company’s interest rate swaps, for which broker quotes are available are typically valued at those broker quotes.

Offsetting Assets and Liabilities

Foreign currency forward contract and interest rate swap receivables or payables pending settlement are offset, and the net amount is included with receivable or payable for foreign currency forward contracts or interest rate swaps in the Consolidated Balance Sheets when, and only when, they are with the same counterparty, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Subscription Facility and Revolving Credit Facility (“Credit Facilities”) to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

As of March 31, 2024 and 2023, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, arranger, diligence fees, or other service-based fees and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

Earnings per share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of Common Shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of Common Shares outstanding during the period. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of Common Shares assuming all potential shares had been issued and the additional Common Shares were dilutive. Diluted EPS reflects the potential dilution, using the if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

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

For the three months ended March 31, 2024 and 2023, the Company recorded a net expense of $2.2 million and $0.3 million, respectively, for U.S. federal excise tax and other taxes.

Dividends to Common Shareholders

Dividends to common shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s Common Shares, rather than receiving the cash dividend. The Company expects to use newly issued shares to satisfy the dividend reinvestment plan. See Note 11 for further information related to dividends.

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

For the three months ended March 31, 2024 and 2023, the Company has incurred $1.0 million and $0.5 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the three months ended three months ended March 31, 2024 and 2023, Management Fees (gross of waivers) were $11.2 million and $3.9 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three months ended March 31, 2024 and 2023, Management Fees of $6.8 million and $2.5 million, respectively, have been waived.

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

For the three months ended March 31, 2024 and 2023, Incentive Fees on net investment income were $10.8 million and $2.4 million, respectively. For the three months ended March 31, 2024 and 2023 Incentive Fees on Capital Gains were $3.1 million and $1.4 million, respectively.

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

As of March 31, 2024 and December 31, 2023, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,910,177	$3,981,621	$71,444
Second-lien debt investments	88,117	89,086	969
Mezzanine debt investments	108,501	112,464	3,963
Equity and other investments	90,910	94,393	3,483
Total Investments	$4,197,705	$4,277,564	$79,859

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,792,928	$2,850,885	$57,957
Second-lien debt investments	77,895	79,091	1,196
Mezzanine debt investments	104,352	106,524	2,172
Equity and other investments	62,651	62,651	—
Total Investments	$3,037,826	$3,099,151	$61,325

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Automotive	9.1%	1.9%
Business Services	18.9%	25.4%
Chemicals	0.6%	0.7%
Communications	3.7%	1.9%
Education	3.6%	4.6%
Financial Services	13.4%	18.3%
Healthcare	2.8%	3.8%
Hotel, Gaming and Leisure	5.8%	—
Human Resource Support Services	6.3%	8.5%
Insurance	1.4%	1.9%
Internet Services	6.4%	8.3%
Manufacturing	12.9%	9.9%
Oil, Gas and Consumable Fuels	5.4%	7.4%
Retail and Consumer Products	8.3%	7.4%
Transportation	1.4%	—
Total	100.0%	100.0%

The geographic composition of investments at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
United States
Midwest	23.2%	16.0%
Northeast	21.6%	23.1%
South	10.9%	7.4%
West	31.0%	40.3%
Canada	1.7%	1.9%
Finland (1)	0.0%	0.0%
Germany	0.1%	0.3%
Luxembourg	0.1%	0.1%
Netherlands	0.1%	0.1%
Norway	4.2%	5.4%
Sweden	0.2%	—
United Kingdom	6.9%	5.4%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

5. Derivatives

Interest Rate Swaps

The Company enters into interest rate swap transactions from time to time to hedge fixed rate debt obligations and certain fixed rate debt investments. The Company’s interest rate swaps are all with one counterparty and are centrally cleared through a registered commodities exchange. Refer to the Consolidated Schedule of Investments for additional disclosure regarding these interest rate swaps.

The following table presents the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2024. The Company had no interest rate swaps for the three months ended March 31, 2023.

			For the three months ended March 31, 2024
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(1,826)	$1,517	$(309)
Total		$600,000	$(1,826)	$1,517	$(309)

For the three months ended March 31, 2024, the Company recognized $(0.9) million in unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2024, this amount is offset by a decrease of $(0.9) million change in the carrying value of the 2029 Notes.

As of March 31, 2024, the swap transaction had a fair value of $(0.9) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations underlying the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization.

As of March 31, 2024, $23.1 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

For the three months ended March 31, 2023, the Company did not enter into any interest rate swap transactions.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2024 and December 31, 2023:

	Fair Value Hierarchy at March 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,123	$3,979,498	$3,981,621
Second-lien debt investments	—	—	89,086	89,086
Mezzanine debt investments	—	1,383	111,081	112,464
Equity and other investments	—	—	94,393	94,393
Total investments at fair value	$—	$3,506	$4,274,058	$4,277,564
Interest rate swaps	—	(878)	—	(878)
Total	$—	$2,628	$4,274,058	$4,276,686

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,080	$2,848,805	$2,850,885
Second-lien debt investments	—	—	79,091	79,091
Mezzanine debt investments	—	606	105,918	106,524
Equity and other investments	—	—	62,651	62,651
Total	$—	$2,686	$3,096,465	$3,099,151

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2024:

	As of and for the Three Months Ended
	March 31, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,848,805	$79,091	$105,918	$62,651	$3,096,465
Purchases or originations	1,259,806	10,021	—	28,259	1,298,086
Repayments / redemptions	(11,023)	—	—	—	(11,023)
Sales proceeds	(140,558)	—	—	—	(140,558)
Paid-in-kind interest	2,285	—	3,260	—	5,545
Net change in unrealized gains (losses)	13,456	(227)	1,803	3,483	18,515
Net realized gains (losses)	2,842	—	—	—	2,842
Net amortization of discount on securities	3,885	201	100	—	4,186
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,979,498	$89,086	$111,081	$94,393	$4,274,058

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023:

	As of and for the Three Months Ended
	March 31, 2023
	First-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$800,995	$7,806	$808,801
Purchases or originations	436,123	8,638	444,761
Repayments / redemptions	(6,286)	—	(6,286)
Paid-in-kind interest	21	—	21
Net change in unrealized gains (losses)	13,761	—	13,761
Net realized gains (losses)	—	—	—
Net amortization of discount on securities	1,394	—	1,394
Transfers within Level 3	—	—	—
Transfers into (out of) Level 3	—	—	—
Balance, End of Period	$1,246,008	$16,444	$1,262,452

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2024 and 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the three months ended	For the three months ended
	March 31, 2024 on	March 31, 2023 on
	Investments Held at	Investments Held at
	March 31, 2024	March 31, 2023
First-lien debt investments	$13,833	$13,761
Second-lien debt investments	(227)	—
Mezzanine debt investments	1,804	—
Equity and other investments	3,483	—
Total	$18,893	$13,761

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$3,979,498	Income approach (1)	Discount rate	9.4% — 17.3% (12.5%)	Decrease
Second-lien debt investments	89,086	Income approach	Discount rate	17.5% — 22.0% (21.5%)	Decrease
Mezzanine debt investments	111,081	Income approach	Discount rate	13.7% — 13.7% (13.7%)	Decrease
Equity and other investments	94,393	Market Multiple (2)	Comparable multiple	2.6x — 20.0x (10.3x)	Increase
Total	$4,274,058
(1)
Includes $73.9 million of first-lien debt investments valued using an asset waterfall.
(2)
Includes $7.2 million of equity investments valued using a Black-Scholes model.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of March 31, 2024 and December 31, 2023, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$600,000	$597,880	$—	$—
Total	$600,000	$597,880	$—	$—
(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Credit Facilities, are classified as Level 2.

7. Debt

Subscription Facility

On September 1, 2022 (the “Subscription Facility Closing Date”), the Company entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the facility were $400 million.

Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were upsized to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.35 billion. Pursuant to a lender joinder agreement dated December 1, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.5 billion (the “Maximum Commitment”).

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 10.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of March 31, 2024 and December 31, 2023, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

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

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. Pursuant to an amendment to the Revolving Credit Facility dated February 8, 2024 (the “Revolving Credit Facility First Amendment”), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the facility were upsized to $1.2 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion.

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
•
shareholders’ equity of at least $1.1 billion plus 25% of the net proceeds of the sale of equity interests after February 8, 2024; and
•
minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 60.9 million, Euros (EUR) 81.5 million and Swedish Krona (SEK) 78.1 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of March 31, 2024, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2023, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

2029 Notes

On March 4, 2024, the Company issued $600 million aggregate principal amount of unsecured notes that mature on March 11, 2029 (the “2029 Notes”). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.50% per year, payable semi-annually commencing on September 11, 2024, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $586.0 million. The Company used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

The Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600 million, which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.51%.

For the three months ended March 31, 2024, the components of interest expense related to the 2029 Notes are as follows.

Three Months Ended
March 31, 2024
Interest expense	$2,167
Accretion of original issue discount	62
Amortization of deferred financing costs	112
Total Interest Expense	$2,341

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes. During the three months ended March 31, 2024, the Company received $1.5 million and paid $1.8 million related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swap.

As of March 31, 2024, the components of the carrying value of the 2029 Notes and the stated interest rate were as follows.

March 31, 2024
2029 Notes
Principal amount of debt	$600,000
Original issue discount, net of accretion	(6,316)
Deferred financing costs	(7,505)
Fair value of an effective hedge	(878)
Carrying value of debt	$585,301
Stated interest rate	6.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2024, the Company's swap-adjusted interest rate on the 2029 Notes was SOFR plus 2.51%.

As of March 31, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company's asset coverage was 223.4% and 245.6%, respectively.

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$1,500,000	$538,635	$961,365	$536,316
Revolving Credit Facility	1,000,000	797,235	197,265	789,290
2029 Notes	600,000	600,000	—	585,301
Total Debt	$3,100,000	$1,935,870	$1,158,630	$1,910,907

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility and the 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $2.3 million, $7.9 million, and $13.8 million respectively.
(3)
The carrying value of the 2029 Notes is presented inclusive of an incremental $(0.9) million, which represents an adjustment in the carrying value of the 2029 Notes, resulting from a hedge accounting relationship.

	December 31, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Subscription Facility	$1,500,000	$1,054,733	$445,267	$1,051,033
Revolving Credit Facility	725,000	193,282	526,218	188,829
Total Debt	$2,225,000	$1,248,015	$971,485	$1,239,862

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and the Revolving Credit Facility are presented net deferred financing costs of $3.7 million and $4.5 million.

For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$32,242	$7,407
Commitment fees	638	560
Amortization of deferred financing costs	1,827	885
Accretion of original issue discount	62	—
Swap settlement	309	—
Total Interest Expense	$35,078	$8,852
Average debt outstanding (in millions)	$1,774.7	$445.6
Weighted average interest rate	7.3%	6.7%

8. Commitments and Contingencies

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

As of March 31, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$226	$231
Aptean, Inc. - Delayed Draw & Revolver	29,095	—
Arrow Buyer, Inc. - Delayed Draw	20,157	28,125
Artisan Bidco, Inc. - Revolver	16,886	21,283
Avalara, Inc. - Revolver	13,636	13,636
Azurite Intermediate Holdings, Inc - Delayed Draw, Revolver & Equity	231,988	—
Babylon Finco Limited - Delayed Draw	16,527	—
Banyan Software Holdings, LLC - Delayed Draw	108,473	20,073
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,202	1,325
Ben Nevis Midco Limited - Delayed Draw	34,071	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	11,647	16,689
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	20,427
Crewline Buyer, Inc. - Revolver & Equity	16,295	20,809
Disco Parent, Inc. - Revolver	5,775	5,776
Edge Bidco B.V. - Delayed Draw & Revolver	1,036	1,060
Erling Lux Bidco SARL - Delayed Draw & Revolver	10,907	3,184
Fullsteam Operations, LLC - Delayed Draw & Revolver	67,336	31,239
Galileo Parent Inc - Revolver	13,125	15,817
Heritage Environmental Services, Inc. - Revolver	21,219	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4,384	—
Hirevue, Inc. - Revolver	11,290	14,113
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Kangaroo Bidco AS - Delayed Draw	22,500	53,817
Laramie Energy, LLC - Delayed Draw	27,439	27,439
OutSystems Luxco SARL - Delayed Draw	2,163	2,212
PDI TA Holdings, Inc. - Delayed Draw & Revolver	63,810	—
Ping Identity Holding Corp. - Revolver	13,636	13,636
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6,114	6,255
SkyLark UK DebtCo Limited - Delayed Draw	24,293	28,192
SL Buyer Corp - Delayed Draw	1,431	1,475
Truck-Lite Co., LLC - Delayed Draw & Revolver	68,780	—
Wrangler TopCo, LLC - Revolver	9,576	9,576
Total Portfolio Company Commitments (1)(2)	$895,444	$358,502

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

Other Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

9. Net Assets

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2024, the Company had received Capital Commitments totaling $7.4 billion ($5.2 billion remaining undrawn). As of December 31, 2023 the Company had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the three months ended March 31, 2024. All shares issued to shareholders in the tables below are newly issued shares. As of March 31, 2023, there were no Common Shares issued to shareholders who have not opted out of the Company's dividend reinvestment plan.

	For the three months ended
	March 31, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
Total Common Shares Issued			795,040

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024 and 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
	17,348,908	$499,736

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
	9,643,813	$250,000

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings per common share—basic and diluted
Increase (decrease) in net assets resulting from operations	$97,725	$28,218
Weighted average Common Shares outstanding—basic and diluted	69,647,897	23,060,716
Earnings (losses) per common share—basic and diluted	$1.40	$1.22

11. Dividends

The following table summarizes dividends declared during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2024	March 31, 2024	May 6, 2024	$0.67
Total Dividends Declared			$0.67

	Three Months Ended
	March 31, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2023	March 31, 2023	May 9, 2023	$0.40
Total Dividends Declared			$0.40

The dividends declared during the three months ended March 31, 2024 and 2023 were derived from net investment income, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the Consolidated Financial Statements. The following are the financial highlights for one share of Common Shares outstanding for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data (4)
Net asset value, beginning of period	$27.75	$24.98

Net investment income (1)	1.04	0.66
Net realized and unrealized gain (loss) (1)	0.36	0.57
Total from operations	1.40	1.22
Net Common Share Issuance (3)	(0.01)	(0.04)
Dividends declared	(0.67)	(0.40)
Total increase (decrease) in net assets	0.72	0.79
Net Asset Value, End of Period	$28.47	$25.77
Total return based on net asset value (2)	5.07%	4.76%
Common shares outstanding, end of period	83,622,723	31,525,841
Ratios / Supplemental Data
Ratio of gross expenses to average net assets without management fee waiver	12.44%	10.84%
Ratio of net expenses to average net assets with management waiver	11.15%	9.36%
Ratio of net investment income to average net assets without management waiver	12.57%	7.42%
Ratio of net investment income to average net assets with management fee waiver	13.86%	8.90%
Portfolio turnover	16.44%	2.43%
Net assets, end of period	$2,380,563	$812,319

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
(4)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2024.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through March 31, 2024, we have originated approximately $12.3 billion aggregate principal amount of investments and retained approximately $4.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of March 31, 2024, our portfolio companies had a weighted average annual revenue of $593.0 million and weighted average annual EBITDA of $201.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2024, the largest single investment based on fair value represented 7.7% of our total investment portfolio.

As of March 31, 2024, the average investment size in each of our portfolio companies was approximately $95.1 million based on fair value.

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

As of March 31, 2024, the largest industry represented 18.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2024, approximately 95.2% of our portfolio was invested in secured debt, including 93.1% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended March 31, 2024, the weighted average term on new debt investment commitments in new portfolio companies was 5.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2024, we had call protection on 96.4% of our debt investments based on fair value, with weighted average call prices of 106.6% for the first year, 102.7% for the second year and 100.9% for the third year, in each case from the date of the initial investment. As of March 31, 2024, 99.7% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $77 billion of assets under management as of March 31, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 600 investment and operating professionals. As of March 31, 2024, 67 of these personnel are dedicated to direct lending, including 53 investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2024, 99.7% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2024, 4.4% of our total investment income was comprised of PIK interest. For the three months ended March 31, 2023, 0.1% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of March 31, 2024, our portfolio based on fair value consisted of 93.1% first-lien debt investments, 2.1% second-lien debt investments, 2.6% mezzanine investments and 2.2% equity and other investments. As of December 31, 2023, our portfolio based on fair value consisted of 92.0% first-lien debt investments, 2.6% second-lien debt investments, 3.4% mezzanine investments and 2.0% equity and other investments.

As of March 31, 2024 and December 31, 2023, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 12.9% and 13.4% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.2% and 13.7%, respectively.

As of March 31, 2024 and December 31, 2023, we had investments in 45 and 37 portfolio companies, respectively, with an aggregate fair value of $4,277.6 million and $3,099.2 million.

For the three months ended March 31, 2024, the principal amount of new investments funded was $1,247.8 million in nine new portfolio companies and two existing portfolio companies. For this period, we had $147.0 million aggregate principal amount in exits, sales and repayments.

For the three months ended March 31, 2023, the principal amount of new investments funded was $430.2 million in six new portfolio companies. There were no exits or repayments.

Our investment activity for the three months ended March 31, 2024 and 2023, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
New investment commitments:
Gross originations (1)	$5,087.5	$984.8
Less: Syndications/sell downs (1)	3,185.8	554.6
Total new investment commitments	$1,901.7	$430.2
Principal amount of investments funded:
First-lien	$1,208.1	$421.6
Second-lien	10.3	—
Mezzanine	1.1	—
Equity and other	28.3	8.6
Total	$1,247.8	$430.2
Principal amount of investments sold or repaid:
First-lien	$147.0	$—
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	—
Total	$147.0	$—
Number of new investment commitments in new portfolio companies	9	6
Average new investment commitment amount in new portfolio companies	$193.2	$83.1
Weighted average term for new investment commitments in new portfolio companies (in years)	5.6	5.5
Percentage of new debt investment commitments at floating rates	99.3%	100.0%
Weighted average interest rate of new investment commitments	11.6%	12.4%
Weighted average spread over reference rate of new floating rate investment commitments	6.3%	7.5%
Weighted average interest rate on investments fully sold or paid down	10.5%	N/A

(1)
Includes affiliates of Sixth Street.

As of March 31, 2024 and December 31, 2023, our investments consisted of the following:

	March 31, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$3,910.2	$3,981.6	$2,792.9	$2,850.9
Second-lien debt investments	88.1	89.1	77.9	79.1
Mezzanine debt investments	108.5	112.5	104.3	106.5
Equity and other investments	90.9	94.4	62.7	62.7
Total	$4,197.7	$4,277.6	$3,037.8	$3,099.2

We have no non-accrual investments as of March 31, 2024 or December 31, 2023.

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	12.9%	13.4%
Weighted average interest rate of debt and income producing securities	12.5%	13.0%
Weighted average spread over reference rate of all floating rate investments	7.2%	7.3%

(1)
Weighted average total portfolio yield at fair value was 12.6% at March 31, 2024 and 13.2% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$4,056.3	94.8%	$2,875.8	92.8%
2	147.4	3.4	145.5	4.7
3	73.9	1.7	77.9	2.5
4	—	—	—	—
5	—	—	—	—
Total	$4,277.6	100.0%	$3,099.2	100.0%

Results of Operations

Operating results for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Total investment income	$131.6	$31.0
Less: Net expenses	56.7	15.6
Net investment income before income taxes	74.9	15.4
Less: Income taxes, including excise taxes	2.2	0.3
Net investment income	72.7	15.1
Net realized gains (losses) (1)	2.3	0.1
Net change in unrealized gains (losses) (1)	22.7	13.0
Net increase (decrease) in net assets resulting from operations	$97.7	$28.2

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Interest from investments	$119.7	$30.6
Arranger Fees	10.0	—
Other income	1.9	0.4
Total investment income	$131.6	$31.0

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $30.6 million for the three months ended March 31, 2023 to $119.7 million for the three months ended March 31, 2024. The increase in interest from investments was primarily the result of growth in our investment portfolio. Arranger Fee income increased from $0.0 million for the three months ended March 31, 2023 to $10.0 million for the three months ended March 31, 2024. Other income increased from less than $0.4 million for the three months ended March 31, 2023 to $1.9 million three months ended March 31, 2024, primarily due to increased unfunded commitment fees.

Expenses

Operating expenses for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Interest	$35.1	$8.9
Management fees (net of waivers)	4.5	1.4
Incentive fees related to pre-incentive net investment income	10.8	2.4
Incentive fees related to realized/unrealized capital gains	3.1	1.4
Organizational and offering expense	0.5	0.1
Professional fees	1.2	0.6
Trustees fees	0.2	0.1
Other general and administrative	1.3	0.7
Net Expenses	$56.7	$15.6

Interest

Interest expense, including other debt financing costs, increased from $8.9 million for the three months ended March 31, 2023 to $35.1 million for the three months ended March 31, 2024. This increase was primarily due to an increase in average debt outstanding from $0.4 billion for the three months ended March 31, 2023 to $1.8 billion for the three months ended March 31, 2024.

Management Fees

Management Fees (gross of waivers) increased from $3.9 million for the three months ended March 31, 2023 to $11.2 million for the three months ended March 31, 2024 due to an increase in average assets for the three months ended March 31, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $1.4 million for the three months ended March 31, 2023 to $4.5 million for the three months ended March 31, 2024. The Adviser waived Management Fees of $6.8 million for the three months ended March 31, 2024. The Adviser waived Management Fees of $2.5 million for the three months ended March 31, 2023.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $2.4 million for the three months ended March 31, 2023 to $10.8 million three months ended March 31, 2024. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, $3.1 million and $1.4 million were accrued related to Capital Gains Fees. As of March 31, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

Organizational and offering expenses increased from $0.1 million for the three months ended March 31, 2023 to $0.5 million for the three months ended March 31, 2024. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $0.6 million for the three months ended March 31, 2023 to $1.2 million for the three months ended March 31, 2024. Trustees Fees increased from $0.1 million for the three months ended March 31, 2023 to $0.2 million for the three months ended March 31, 2024. Other general and administrative expenses increased from $0.7 million for the three months ended March 31, 2023 to $1.3 million for the three months ended March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, we recorded a net expense of $2.2 million and $0.3 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Net realized gains (losses) on investments	$2.3	$—
Net realized gains (losses) on foreign currency investments	0.5	—
Net realized gains (losses) on foreign currency transactions	(0.0)	0.1
Net realized gains (losses) on foreign currency borrowings (1)	(0.5)	—
Net Realized Gains (Losses)	$2.3	$0.1

Change in unrealized gains on investments	$23.6	$13.7
Change in unrealized (losses) on investments (1)	(5.1)	0.0
Net Change in Unrealized Gains (Losses) on Investments	$18.5	$13.7

Unrealized gains (losses) on foreign currency borrowings	$4.2	$(0.7)
Unrealized gains (losses) on foreign currency cash (1)	(0.0)	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$4.2	$(0.7)

Net Change in Unrealized Gains (Losses)	$22.7	$13.0

(1) Amounts round to less than $0.1 million

For the three months ended March 31, 2024, we had net realized gains on investments of $2.3 million. For the three months ended March 31, 2023 we had no realized gains or losses on investments. For the three months ended March 31, 2024, we had net realized gains on foreign currency investments of $0.5 million. For the three months ended March 31, 2023, we had no net realized gains or losses on foreign currency investments. For the three months ended March 31, 2024, we had net realized losses of less than $0.1 million and for the three months ended March 31, 2023, we had net realized gains of $0.1 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2024, we had net realized losses of $(0.5) million and for the three months ended March 31, 2023, we had no realized gains or losses on foreign currency borrowings.

For the three months ended March 31, 2024, we had $23.6 million in unrealized gains on 32 portfolio company investments, which was offset by $5.1 million in unrealized losses on 14 portfolio company investments. For the three months ended March 31, 2023, we had $13.7 million in unrealized gains on investments. Unrealized gains were driven by an increase in fair value, primarily due to tightening credit spreads, positive valuation adjustments, and unwind of prior period unrealized losses.

For the three months ended March 31, 2024, we had $4.2 million in unrealized gains on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For the three months ended March 31, 2023, we had $0.7 million in unrealized losses on foreign currency borrowings, primarily as a result of fluctuations in EUR and GBP. For the three months ended March 31, 2024, we had less than $0.1 million in unrealized losses on foreign currency cash. For the three months ended March 31, 2023, we had no unrealized gains or losses on foreign currency cash.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through March 31, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 20.2% (based on total capital invested of $3.4 million and total proceeds from these exited investments of $4.1 million). One hundred percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our shareholders. Initial investments are assumed to occur at time zero, and all cash flows are deemed to occur on the fifteenth of each month in which they occur.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of Management Fees, expenses, Incentive Fees or taxes borne, or to be borne, by us or our shareholders, and would be lower if it did.

Average gross IRR is the average of the gross IRR for each of our exited investments (each calculated as described above), weighted by the total capital invested for each of those investments.

Average gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in each of our investments is equal to the present value of all realized returns from that investment. Our IRR calculations are unaudited.

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment. Capital invested also includes realized losses on hedging activity, with respect to an investment, which represents any inception-to-date realized losses on foreign currency forward contracts allocable to the investment, if any.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees, administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds. Realized returns also include realized gains on hedging activity, with respect to an investment, which represents any inception-to-date realized gains on foreign currency forward contracts allocable to the investment, if any.

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three months ended March 31, 2024 and 2023, we had $4.2 million of unrealized gains and $0.7 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2024. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 223.4% and 245.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2024 taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024, we had approximately $961.4 million and $197.2 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of March 31, 2024, we had $63.5 million in cash and cash equivalents, including $23.1 million of restricted cash. For the three months ended March 31, 2024, cash used in operating activities was $1,096.9 million, primarily attributable to funding portfolio investments of $1,298.9 million and other net operating activities of $47.3 million which was offset by repayments and proceeds from investments of $151.6 million and an increase in net assets resulting from operations of $97.7. Cash provided by financing activities was $1,151.6 million during the period due to borrowings of $1,690.7 million and proceeds from the capital calls of $499.7 million, which were partially offset by paydowns on debt of $1,005.6 million and other financing activities of $33.2 million.

Equity

The following tables summarize the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024 and 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
	17,348,908	$499.7

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
	9,643,813	$250.0

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2024, we had received Capital Commitments totaling $7.4 billion ($5.2 billion remaining undrawn). As of December 31, 2023 we had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

Debt

Subscription Facility

On September 1, 2022 (the “Subscription Facility Closing Date”), we entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the facility were $400 million.

Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were upsized to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.35 billion. Pursuant to a lender joinder agreement dated December 1, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.5 billion (the “Maximum Commitment”).

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2024, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 10.3 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of March 31, 2024 and December 31, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023 (the “Revolving Credit Facility Closing Date”), we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. Pursuant to an amendment to the Revolving Credit Facility dated February 8, 2024 (the “Revolving Credit Facility First Amendment”), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the facility were upsized to $1.2 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) adjusted Term SOFR plus 1.75% or 2.00%, based on certain borrowing base conditions and (b) an alternative base rate plus 1.75% or 2.00%, based on certain borrowing base conditions, (ii) in the case of loans denominated in other permitted currencies at the relevant rate specified plus 1.75% or 2.00%, based on certain borrowing base conditions, plus in the case of amounts denominated in certain other permitted currencies, an adjustment. We also will pay an unused commitment fee of 0.375% per annum on the unused commitments.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 60.9 million, Euros (EUR) 81.5 million Swedish Krona (SEK) 78.1 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $175 million. As of March 31, 2024, we had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2023, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

For further details, see Note 7 "Debt - Revolving Credit Facility" to our consolidated financial statements included in this Annual Report.

2029 Notes

On March 4, 2024, we issued $600 million aggregate principal amount of unsecured notes that mature on March 11, 2029 (the “2029 Notes”). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.50% per year, payable semi-annually commencing on September 11, 2024, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $586.0 million. We used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

We entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600 million, which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.51%.

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,500.0	$538.6	$961.4	$536.3
Revolving Credit Facility	1,000.0	797.3	197.2	789.3
2029 Notes	600.0	600.0	—	585.3
Total Debt	$3,100.0	$1,935.9	$1,158.6	$1,910.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, the Revolving Credit Facility and the 2029 Notes are presented net of deferred financing costs and original issue discounts of $2.3 million, $7.9 million, and $13.8 respectively.
(3)
The carrying value of the 2029 Notes is presented inclusive of an incremental $(0.9) million, which represents an adjustment in the carrying value of the 2029 Notes, each resulting from a hedge accounting relationship.

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,500.0	$1,054.7	$445.3	$1,051.0
Revolving Credit Facility	725.0	193.3	526.2	188.9
Total Debt	$2,225.0	$1,248.0	$971.5	$1,239.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility and the Revolving Credit Facility are presented net deferred financing costs of $3.7 million and $4.5 million, respectively.

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2024 and December 31, 2023 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Aptean, Inc. - Delayed Draw & Revolver	29.1	—
Arrow Buyer, Inc. - Delayed Draw	20.2	28.1
Artisan Bidco, Inc. - Revolver	16.9	21.3
Avalara, Inc. - Revolver	13.6	13.6
Azurite Intermediate Holdings, Inc - Delayed Draw, Revolver & Equity	232.0	—
Babylon Finco Limited - Delayed Draw	16.5	—
Banyan Software Holdings, LLC - Delayed Draw	108.5	20.1
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.2	1.3
Ben Nevis Midco Limited - Delayed Draw	34.1	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	11.6	16.7
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	20.8
Disco Parent, Inc. - Revolver	5.8	5.8
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Erling Lux Bidco SARL - Delayed Draw & Revolver	10.9	3.2
Fullsteam Operations, LLC - Delayed Draw & Revolver	67.3	31.2
Galileo Parent Inc - Revolver	13.1	15.8
Heritage Environmental Services, Inc. - Revolver	21.2	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4.4	—
Hirevue, Inc. - Revolver	11.3	14.1
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Kangaroo Bidco AS - Delayed Draw	22.5	53.9
Laramie Energy, LLC - Delayed Draw	27.4	27.4
OutSystems Luxco SARL - Delayed Draw	2.2	2.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	63.8	—
Ping Identity Holding Corp. - Revolver	13.6	13.6
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.1	6.3
SkyLark UK DebtCo Limited - Delayed Draw	24.3	28.2
SL Buyer Corp - Delayed Draw	1.5	1.5
Truck-Lite Co., LLC - Delayed Draw & Revolver	68.8	—
Wrangler TopCo, LLC - Revolver	9.6	9.6
Total Portfolio Company Commitments (1)(2)	$895.4	$358.5

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

Other Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$538.6	$538.6	$—	$—	$—
Revolving Credit Facility	797.3	—	—	797.3	—
2029 Notes	600.0	—	—	600.0	—
Total Contractual Obligations	$1,935.9	$538.6	$—	$1,397.3	$—

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement

Critical Accounting Estimates

Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024, and elsewhere in our filings with the SEC. The critical accounting policies and estimates should be read in connection with our risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2024, 99.7% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$126.0	$40.1	$85.9
Up 200 basis points	$84.0	$26.7	$57.3
Up 100 basis points	$42.0	$13.4	$28.6
Down 25 basis points	$(10.5)	$(3.3)	$(7.2)
Down 50 basis points	$(21.0)	$(6.7)	$(14.3)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Reports on Form 8-K filed with SEC on March 8, 2024 and March 29, 2024, for information about unregistered sales of our equity securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on June 28, 2022)
4.1

Indenture, dated as of March 11, 2024, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 15, 2024)

4.2

First Supplemental Indenture, dated as of March 11, 2024, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 15, 2024)

4.3	Form of 6.500% Notes Due 2029 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 15, 2024)
4.4

Registration Rights Agreement, dated as of March 11, 2024, relating to the 6.500% Notes Due 2029, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on March 15, 2024)

10.1

First Amendment to Senior Secured Revolving Credit Agreement, dated as of February 8, 2024, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 9, 2024)

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sixth Street Lending Partners

Date: May 3, 2024	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(principal executive officer)

Date: May 3, 2024	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(principal financial officer)