Form 10-Q
period 2024-06-30
Sixth Street Lending Partners
filed 2024-08-02
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at August 2, 2024 was 94,644,720.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,910,340 and $3,037,826, respectively)	$5,006,147	$3,099,151
Cash and cash equivalents (restricted cash of $32,662 and $0, respectively)	425,615	8,813
Interest receivable	46,936	27,938
Prepaid expenses and other assets	4,304	2,363
Total Assets	$5,483,002	$3,138,265
Liabilities
Debt (net of deferred financing costs of $19,651 and $8,153, respectively)	$2,602,886	$1,239,862
Management fees payable to affiliate	5,653	2,895
Incentive fees on net investment income payable to affiliate	12,704	7,183
Incentive fees on net capital gains accrued to affiliate	12,537	6,746
Other payables to affiliate	3,700	2,406
Dividends payable	63,413	43,871
Other liabilities	32,602	18,235
Total Liabilities	2,733,495	1,321,198
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (94,644,720 and 65,478,775, shares issued and outstanding, respectively)	95	65
Additional paid-in capital	2,580,957	1,734,426
Distributable earnings	168,455	82,576
Total Net Assets	2,749,507	1,817,067
Total Liabilities and Net Assets	$5,483,002	$3,138,265
Net Asset Value Per Share	$29.05	$27.75

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$140,244	$49,239	$254,122	$79,835
Arranger fees	5,885	—	15,874	—
Paid-in-kind interest income	7,925	3,744	13,716	3,765
Other income	3,410	4,805	5,343	5,209
Total Investment Income	157,464	57,788	289,055	88,809
Expenses
Interest	47,024	16,393	82,103	25,245
Management fees	14,935	5,634	26,177	9,518
Incentive fees on net investment income	12,704	4,639	23,540	7,001
Incentive fees on net capital gains (losses)	2,664	51	5,792	1,471
Organizational expense	—	—	—	49
Offering expense	431	234	909	283
Professional fees	1,235	681	2,453	1,302
Trustees’ fees	143	143	299	293
Other general and administrative	1,337	837	2,694	1,606
Total expenses	80,473	28,612	143,967	46,768
Management fees waived (Note 3)	(9,282)	(3,649)	(16,066)	(6,159)
Net Expenses	71,191	24,963	127,901	40,609
Net Investment Income Before Income Taxes	86,273	32,825	161,154	48,200
Income taxes, including excise taxes	8	404	2,169	664
Net Investment Income	86,265	32,421	158,985	47,536
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	15,947	872	34,482	14,633
Translation of other assets and liabilities in foreign currencies	720	(449)	4,928	(1,163)
Total net change in unrealized gains (losses)	16,667	423	39,410	13,470
Realized gains (losses):
Non-controlled, non-affiliated investments	1,267	—	3,609	—
Foreign currency transactions	3,395	(13)	3,315	43
Total net realized gains (losses)	4,662	(13)	6,924	43
Total Net Unrealized and Realized Gains (Losses)	21,329	410	46,334	13,513
Increase (Decrease) in Net Assets Resulting from Operations	$107,594	$32,831	$205,319	$61,049
Earnings per common share—basic and diluted	$1.27	$1.03	$2.66	$2.22
Weighted average common shares outstanding—basic and diluted	84,817,784	31,830,160	77,232,840	27,469,663

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of June 30, 2024

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($59,650 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.09%	$57,610	$59,501	2.2%
Truck-Lite Co., LLC (3)	First-lien loan ($282,352 par, due 2/2031)	2/13/2024	SOFR + 5.75%	11.07%	279,345	282,352	10.3%
	First-lien revolving loan ($1,020 par, due 2/2031)	2/13/2024	SOFR + 5.75%	11.08%	733	1,020	0.0%
					337,688	342,873	12.5%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($112,010 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.33%	109,642	111,366	4.0%
	First-lien loan (EUR 52,125 par, due 11/2029)	11/7/2023	E + 7.00%	10.83%	54,976	55,585 (EUR 51,864)	2.0%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($160,312 par, due 3/2031)	3/19/2024	SOFR + 6.50%	11.84%	157,049	157,937	5.8%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($113,110 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.33% PIK	110,580	115,090	4.3%
Crewline Buyer, Inc. (3)	First-lien loan ($147,310 par, due 11/2030)	11/8/2023	SOFR + 6.75%	12.08%	143,478	146,496	5.3%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($1,000 par, due 4/2031)	4/4/2024	SOFR + 4.35%	9.68%	985	1,003	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($45,917 par, due 4/2031)	4/29/2024	SOFR + 4.75%	10.09%	45,520	45,572	1.7%
	First-lien loan (GBP 80,058 par, due 4/2031)	4/29/2024	S + 5.00%	10.20%	99,239	100,102 (GBP 79,188)	3.6%
Galileo Parent, Inc. (3)	First-lien loan ($150,306 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.58%	146,547	150,306	5.5%
	First-lien revolving loan ($14,135 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.59%	13,565	14,135	0.5%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.40%	3,111	3,286 (EUR 3,066)	0.1%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.86%	964	970 (EUR 905)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($99,618 par, due 4/2031)	4/30/2024	SOFR + 5.25%	10.58%	97,881	98,256	3.5%
	First-lien revolving loan ($2,702 par, due 4/2030)	4/30/2024	SOFR + 5.25%	10.58%	2,502	2,565	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($93,847 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.83%	91,521	95,140	3.5%
					1,077,560	1,097,809	39.9%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.62%	6,866	7,986 (EUR 7,452)	0.3%
	First-lien loan (GBP 13,388 par, due 9/2028)	9/6/2022	S + 6.75%	11.95%	15,173	17,135 (GBP 13,555)	0.6%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 6.75%	11.95%	388	399 (GBP 316)	0.0%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 6.75%	11.48%	710	706 (NOK 7,520)	0.0%
					23,137	26,226	0.9%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 201,909 par, due 5/2031)	5/22/2024	E + 5.75%	9.55%	214,017	213,150 (EUR 198,880)	7.8%
Babylon Finco Limited (3)(4)	First-lien loan ($89,521 par, due 1/2031)	1/26/2024	SOFR + 6.25%	11.57%	86,733	87,665	3.2%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($79,171 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.69%	77,622	80,557	2.9%
	First-lien loan ($7,600 par, due 10/2026)	1/26/2024	SOFR + 6.25%	11.59%	6,678	7,100	0.3%
					385,050	388,472	14.2%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 7.25%	12.54%	152,917	159,300	5.8%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	9.51%	757	787 (EUR 734)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,676 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.59%	7,433	7,618	0.3%
BTRS Holdings, Inc. (3)	First-lien loan ($144,037 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.34%	140,827	145,837	5.3%
	First-lien revolving loan ($5,422 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.60%	5,099	5,602	0.2%
CLGF HoldCo 2, LLC (3)(4)	First-lien loan ($97,902 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.83%	96,313	97,413	3.5%
	Second-lien loan ($83,916 par, due 11/2028)	11/7/2023	SOFR + 12.00%	17.33%	78,302	81,608	3.0%
Fullsteam Operations LLC (3)	First-lien loan ($83,388 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.74%	80,570	83,178	3.0%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	9.56%	5,405	5,356 (EUR 4,997)	0.2%

Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.34%	133,541	138,989	5.1%
Volante Technologies, Inc.	First-lien loan ($2,826 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,804	2,805	0.1%
					551,051	569,193	20.7%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 5,893 par, due 2/2029)	2/24/2023	E + 7.00%	10.68% (incl. 3.25% PIK)	6,140	6,371 (EUR 5,945)	0.2%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($98,109 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.08%	95,255	98,845	3.6%
SL Buyer Corp. (3)(5)	First-lien loan ($3,642 par, due 7/2029)	7/7/2023	SOFR + 7.75%	13.09%	3,503	3,620	0.1%
					104,898	108,836	3.9%
Hotel, Gaming, and Leisure
Equinox Holdings, Inc.	First-lien loan ($194,201 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	13.58% (incl. 4.13% PIK)	191,417	192,259	7.0%
	Second-lien loan ($8,669 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	8,441	8,691	0.3%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,404 par, due 4/2030)	4/10/2024	E + 7.25%	10.94% (incl. 3.88% PIK)	4,605	4,612 (EUR 4,303)	0.2%
					204,463	205,562	7.5%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($140,258 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.67%	136,800	142,361	5.2%
HireVue, Inc. (3)	First-lien loan ($110,333 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.58%	107,739	111,436	4.1%
	First-lien revolving loan ($1,815 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.58%	1,483	1,956	0.1%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,488 par, due 12/2026)	12/15/2023	SOFR + 6.10%	11.44%	2,436	2,456	0.1%
					248,458	258,209	9.5%
Insurance
Disco Parent, Inc.(3)	First-lien loan ($57,756 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.85%	56,500	58,232	2.1%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($129,214 par, due 7/2030)	6/30/2023	SOFR + 5.75%	11.08%	126,087	129,588	4.7%
Coupa Holdings, LLC (3)	First-lien loan ($129,573 par, due 2/2030)	2/27/2023	SOFR + 5.50%	10.83%	126,665	131,073	4.7%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 78,816 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	10.58% (incl. 3.50% PIK)	7,354	7,294 (SEK 77,245)	0.3%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($10,714 par, due 6/2029)	6/20/2024	SOFR + 7.50%	12.84%	10,341	10,268	0.4%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.08%	5,490	5,780	0.2%
					275,937	284,003	10.3%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($110,905 par, due 1/2031)	1/30/2024	SOFR + 5.25%	10.59%	109,658	110,205	4.0%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($1,124 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.23%	1,067	1,096	0.0%
	First-lien loan (EUR 1,023 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.47%	1,007	1,050 (EUR 980)	0.0%
	Secured note ($1,226 par, due 9/2028)	12/19/2023	5.25%	5.25%	842	671	0.0%
	Unsecured note ($1,059 par, due 9/2029)	8/31/2023	7.50%	7.50%	593	535	0.0%
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 6.75%	12.08%	133,676	138,614	5.0%
Heritage Environmental Services, Inc. (3)	First-lien loan ($132,343 par, due 1/2031)	1/31/2024	SOFR + 5.50%	10.83%	131,624	132,719	4.8%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($56,651 par, due 9/2030)	9/7/2023	SOFR + 5.75%	11.08%	55,218	56,509	2.2%
	First-lien loan (GBP 57,691 par, due 9/2030)	9/7/2023	S + 5.75%	10.95%	69,580	72,684 (GBP 57,498)	2.7%
	First-lien loan (EUR 16,819 par, due 9/2030)	9/7/2023	E + 5.75%	9.47%	17,552	17,981 (EUR 16,777)	0.7%
					520,817	532,064	19.4%
Other
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	9.60%	79,958	79,284 (EUR 73,976)	2.9%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.44%	95,911	98,498	3.6%
Mach Natural Resources LP (3)(4)	First-lien loan ($121,875 par, due 12/2026)	12/28/2023	SOFR + 6.65%	11.98%	119,806	121,266	4.4%
					215,717	219,764	8.0%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($177,632 par, due 5/2030)	5/13/2024	SOFR + 5.75%	11.08%	177,632	178,194	6.5%

Retail and Consumer Products
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($18,795 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.24%	18,457	17,292	0.6%
	Roll Up DIP term loan ($44,447 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.24% PIK	44,447	40,892	1.5%
	Super-Priority DIP term loan ($7,600 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.24%	7,600	6,992	0.3%
Commercehub, Inc. (3)	First-lien loan ($147,750 par, due 12/2027)	11/15/2022	SOFR + 6.25%	11.58%	140,032	139,624	5.0%
PDI TA Holdings, Inc. (3)	First-lien loan ($130,183 par, due 2/2031)	2/1/2024	SOFR + 5.25%	10.58%	127,840	129,749	4.7%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.42%	4,696	4,818 (EUR 4,495)	0.2%
					343,072	339,367	12.3%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($65,929 par, due 3/2028)	3/26/2024	SOFR + 5.50%	10.84%	64,575	64,679	2.4%

Total Debt Investments					4,819,430	4,912,067	178.8%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (8)(10)	Class A Units (2,666 units)	2/12/2024			6,557	6,558	0.2%

Business Services
Artisan Topco LP (8)(10)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	7,883	0.3%
Insight Hideaway Aggregator, L.P. (8)(10)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	21,701	0.8%
Newark FP Co-Invest, L.P. (8)(10)	Partnership (8,555,356 units)	11/8/2023			8,572	8,572	0.3%
Warrior TopCo LP (8)(10)	Class A Units (9,576,271 units)	7/7/2023			9,576	9,576	0.3%
					47,732	47,732	1.7%
Financial Services
AF Eagle Parent, L.P. (8)(10)	Partnership Units (337,024 units)	11/27/2023			11,364	11,364	0.4%
CLGF Holdings, L.P. (4)(8)(10)	8,358,075 Warrants	11/7/2023			4,575	6,622	0.2%
					15,939	17,986	0.6%
Healthcare
Raptor US Buyer II Corp. (8)	128,321 Ordinary Shares	3/24/2023			12,876	12,857	0.5%

Human Resource Support Services
bswift, LLC (8)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	8,747	0.3%

Internet Services
SMA Technologies Holdings, LLC (8)	Class A Units (200 units)	11/21/2022			200	200	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					200	200	0.0%

Total Equity and Other Investments					90,910	94,080	3.3%

Total Investments					$4,910,340	$5,006,147	182.1%

	Interest Rate Swaps as of June 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$(3,330)	$—	$(3,330)
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	1,020	—	1,020
Cash collateral				—	32,662	—	—
Total derivatives				$750,000	$30,352	$—	$(2,310)

(a)
Contains a variable rate structure. Bears interest at a rate determined by three-month SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”), the Norwegian Interbank Offered Rate ("NIBOR" or "N"), Stockholm Interbank Offered Rate ("STIBOR"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 27.9% of total assets as of June 30, 2024.
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
(7)
As of June 30, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $4,930,476 resulting in estimated gross unrealized gains and losses of $109,842 and $35,475, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $72,275, or 2.6% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $23.2 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	65,478,775	$65	$1,734,426	$82,576	$1,817,067
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	72,722	72,722
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	22,741	22,741
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	2,262	2,262
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares	17,348,908	18	499,718	—	499,736
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	795,040	1	22,061	—	22,062
Dividends declared from net investment income	—	—	—	(56,027)	(56,027)
Balance at March 31, 2024	83,622,723	$84	$2,256,205	$124,274	$2,380,563
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	86,265	86,265
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	16,667	16,667
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	4,662	4,662
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	10,152,231	10	299,990	—	300,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	869,766	1	24,762	—	24,763
Dividends declared from net investment income	—	—	—	(63,413)	(63,413)
Balance at June 30, 2024	94,644,720	$95	$2,580,957	$168,455	$2,749,507

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,115	15,115
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,047	13,047
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	56	56
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	9,643,813	10	249,990	—	250,000
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,610)	(12,610)
Balance at March 31, 2023	31,525,841	$32	$792,586	$19,701	$812,319
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	32,421	32,421
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	423	423
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(13)	(13)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	2,798,480	3	74,997	—	75,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	371,108	—	9,563	—	9,563
Dividends declared from net investment income	—	—	—	(23,246)	(23,246)
Balance at June 30, 2023	34,695,429	$35	$877,146	$29,286	$906,467

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$205,319	$61,049
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(34,482)	(14,633)
Net change in unrealized (gains) losses on foreign currency transactions	(4,928)	1,163
Net realized (gains) losses on investments	(3,609)	—
Net realized (gains) losses on foreign currency transactions	(3,042)	(21)
Net amortization of discount on investments	(8,951)	(5,088)
Amortization of deferred financing costs	4,118	2,268
Amortization of discount on debt	334	—
Purchases and originations of investments, net	(2,295,581)	(968,327)
Proceeds from investments, net	408,568	—
Repayments on investments	41,608	38,737
Paid-in-kind interest	(13,745)	(799)
Changes in operating assets and liabilities:
Interest receivable	(19,027)	(3,839)
Interest receivable paid-in-kind	29	(2,966)
Prepaid expenses and other assets	(1,941)	(1,200)
Management fees payable to affiliate	2,758	1,335
Incentive fees on net investment income payable to affiliate	5,521	3,612
Incentive fees on net capital gains (losses) accrued to affiliate	5,791	1,471
Other payables to affiliates	1,294	(1,983)
Other liabilities	12,045	8,050
Net Cash Provided by (Used in) Operating Activities	(1,697,921)	(881,171)
Cash Flows from Financing Activities
Borrowings on debt	3,255,962	1,469,387
Repayments on debt	(1,872,286)	(888,000)
Deferred financing costs	(15,616)	(8,578)
Dividends paid to shareholders	(53,073)	(3,047)
Capital calls	799,736	325,000
Net Cash Provided by (Used in) Financing Activities	2,114,723	894,762
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	416,802	13,591
Cash, cash equivalents and restricted cash, beginning of period	8,813	274,612
Cash, Cash Equivalents and Restricted Cash, End of Period	$425,615	$288,203
Supplemental Information:
Interest paid during the period	$63,190	$17,050
Excise and other taxes paid during the period	$3,494	$384
Dividends declared during the period	$119,440	$35,856

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$46,825	$9,563

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of June 30, 2024 and 2023, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three and six months ended June 30, 2024, the Company recorded a net expense of less than $0.1 million and $2.2 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.4 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes.

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

For the three and six months ended June 30, 2024, the Company incurred $1.0 million and $2.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred $0.5 million and $1.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2024, Management Fees (gross of waivers) were $14.9 million and $26.2 million, respectively. For the three and six months ended June 30, 2023, Management Fees (gross of waivers) were $5.6 million and $9.5 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and six months ended June 30, 2024, Management Fees of $9.3 million and $16.1 million, respectively, have been waived. For the three and six months ended June 30, 2023, Management Fees of $3.6 million and $6.2 million, respectively, have been waived.

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

For the three and six months ended June 30, 2024, Incentive Fees on net investment income were $12.7 million and $23.5 million, respectively. For the three and six months ended June 30, 2024 Incentive Fees on Capital Gains were $2.7 million and $5.8 million, respectively. For the three and six months ended June 30, 2023, Incentive Fees on net investment income were $4.6 million and $7.0 million, respectively. For the three and six months ended June 30, 2023 Incentive Fees on Capital Gains were $0.1 million and $1.5 million, respectively. As of June 30, 2024, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of June 30, 2024 and June 30, 2023, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$4,620,672	$4,705,472	$84,800
Second-lien debt investments	86,743	90,299	3,556
Mezzanine debt investments	112,015	116,296	4,281
Equity and other investments	90,910	94,080	3,170
Total Investments	$4,910,340	$5,006,147	$95,807

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,792,928	$2,850,885	$57,957
Second-lien debt investments	77,895	79,091	1,196
Mezzanine debt investments	104,352	106,524	2,172
Equity and other investments	62,651	62,651	—
Total Investments	$3,037,826	$3,099,151	$61,325

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Automotive	7.0%	1.9%
Business Services	22.9%	25.4%
Chemicals	0.5%	0.7%
Communications	7.8%	1.9%
Education	3.2%	4.6%
Financial Services	11.7%	18.3%
Healthcare	2.4%	3.8%
Hotel, Gaming and Leisure	4.1%	—
Human Resource Support Services	5.3%	8.5%
Insurance	1.2%	1.9%
Internet Services	5.7%	8.3%
Manufacturing	10.6%	9.9%
Oil, Gas and Consumable Fuels	4.4%	7.4%
Other	1.6%	—
Pharmaceuticals	3.6%	—
Retail and Consumer Products	6.8%	7.4%
Transportation	1.2%	—
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
United States
Midwest	18.9%	16.0%
Northeast	20.8%	23.1%
South	11.2%	7.4%
West	28.2%	40.3%
Canada	1.8%	1.9%
Finland (1)	0.0%	0.0%
France	1.6%	—
Germany	0.2%	0.3%
Luxembourg	0.1%	0.1%
Netherlands	0.2%	0.1%
Norway	8.0%	5.4%
Sweden	0.1%	—
United Kingdom	8.9%	5.4%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

5. Derivatives

Interest Rate Swaps

The Company may enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations and certain fixed rate debt investments. The Company’s interest rate swaps are all with one counterparty and are centrally cleared through a registered commodities exchange. Refer to the Consolidated Schedule of Investments for additional disclosure regarding these interest rate swaps.

The following table presents the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2024. The Company had no interest rate swaps for the three and six months ended June 30, 2023.

			For the three months ended June 30, 2024			For the six months ended June 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(12,060)	$9,750	$(2,310)	$(13,887)	$11,267	$(2,620)
Interest rate swap	3/11/2029	150,000	(252)	217	(35)	(252)	217	(35)
Total		$750,000	$(12,312)	$9,967	$(2,345)	$(14,139)	$11,484	$(2,655)

For the three and six months ended June 30, 2024, the Company recognized, $1.4 million and $2.3 million, respectively, in unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, this amount was offset by a $1.4 million and $2.3 million, respectively, decrease in the carrying value of the 2029 Notes.

As of June 30, 2024, the swap transaction had a fair value of $2.3 million which is netted against cash collateral on the Company’s Consolidated Balance Sheet.

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

As of June 30, 2024, $32.7 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2024 and December 31, 2023:

	Fair Value Hierarchy at June 30, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$3,148	$4,702,324	$4,705,472
Second-lien debt investments	—	—	90,299	90,299
Mezzanine debt investments	—	1,206	115,090	116,296
Equity and other investments	—	—	94,080	94,080
Total investments at fair value	$—	$4,354	$5,001,793	$5,006,147
Interest rate swaps	—	(2,310)	—	(2,310)
Total	$—	$2,044	$5,001,793	$5,003,837

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,080	$2,848,805	$2,850,885
Second-lien debt investments	—	—	79,091	79,091
Mezzanine debt investments	—	606	105,918	106,524
Equity and other investments	—	—	62,651	62,651
Total	$—	$2,686	$3,096,465	$3,099,151

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2024:

	As of and for the Three Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,979,498	$89,086	$111,081	$94,393	$4,274,058
Purchases or originations	995,734	—	—	—	995,734
Repayments / redemptions	(30,579)	—	—	—	(30,579)
Sales proceeds	(265,850)	(2,160)	—	—	(268,010)
Paid-in-kind interest	4,306	494	3,400	—	8,200
Net change in unrealized gains (losses)	13,328	2,586	509	(313)	16,110
Net realized gains (losses)	1,504	66	—	—	1,570
Net amortization of discount on securities	4,383	227	100	—	4,710
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$4,702,324	$90,299	$115,090	$94,080	$5,001,793

	As of and for the Six Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,848,805	$79,091	$105,918	$62,651	$3,096,465
Purchases or originations	2,255,540	10,021	—	28,259	2,293,820
Repayments / redemptions	(41,602)	—	—	—	(41,602)
Sales proceeds	(406,408)	(2,161)	—	—	(408,569)
Paid-in-kind interest	6,591	494	6,660	—	13,745
Net change in unrealized gains (losses)	26,783	2,359	2,312	3,170	34,624
Net realized gains (losses)	4,346	66	—	—	4,412
Net amortization of discount on securities	8,269	429	200	—	8,898
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$4,702,324	$90,299	$115,090	$94,080	$5,001,793

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2024 and 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Three Months Ended	For the Three Months Ended
	June 30, 2024 on	June 30, 2023 on
	Investments Held at	Investments Held at
	June 30, 2024	June 30, 2023
First-lien debt investments	$13,327	$380
Second-lien debt investments	2,587	—
Mezzanine debt investments	508	669
Equity and other investments	(313)	—
Total	$16,109	$1,049

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Six Months Ended	For the Six Months Ended
	June 30, 2024 on	June 30, 2023 on
	Investments Held at	Investments Held at
	June 30, 2024	June 30, 2023
First-lien debt investments	$27,160	$13,964
Second-lien debt investments	2,360	—
Mezzanine debt investments	2,311	669
Equity and other investments	3,170	—
Total	$35,001	$14,633

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$4,702,324	Income approach (1)	Discount rate	9.1% — 17.2% (12.0%)	Decrease
Second-lien debt investments	90,299	Income approach	Discount rate	15.2% — 20.6% (20.0%)	Decrease
Mezzanine debt investments	115,090	Income approach	Discount rate	13.6% — 13.6% (13.6%)	Decrease
Equity and other investments	94,080	Market Multiple (2)	Comparable multiple	2.6x — 20.0x (10.4x)	Increase
Total	$5,001,793

(1)
Includes $65.2 million of first-lien debt investments valued using an asset waterfall.
(2)
Includes $6.6 million of equity investments valued using a Black-Scholes model.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of June 30, 2024 and December 31, 2023, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, as of June 30, 2024.

	June 30, 2024
	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$747,075
Total	$750,000	$747,075
(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and the Credit Facilities, are classified as Level 2.

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

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the “Subscription Facility Stated Maturity”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility. At the Company’s option, the Subscription Facility Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions. On July 3, 2024, the Company exercised its option to extend maturity to August 29, 2025.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 10.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of June 30, 2024 and December 31, 2023, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

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

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024 (the “Revolving Credit Facility First Amendment”), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 141.2 million, Euros (EUR) 368.2 million and Swedish Krona (SEK) 78.1 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $400 million. As of June 30, 2024, the Company had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2023, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

On June 10, 2024, the Company issued an additional $150 million aggregate principal amount of unsecured notes that mature on March 11, 2029. The additional 2029 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of the 2029 Notes. Total proceeds from the issuance of the additional 2029 Notes, net of underwriting discounts, offering costs and original issue premium were $147.8 million. The Company used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis).

For the three and six months ended June 30, 2024, the components of interest expense related to the 2029 Notes are as follows.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Interest expense	$10,129	$12,296
Accretion of original issue discount	272	334
Amortization of deferred financing costs	392	504
Total Interest Expense	$10,793	$13,134

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes. During the three and six months ended June 30, 2024, the Company received $10.0 million and $11.5 million, respectively, and paid $12.3 million and $14.1 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swap.

As of June 30, 2024, the components of the carrying value of the 2029 Notes and the stated interest rate were as follows.

June 30, 2024
2029 Notes
Principal amount of debt	$750,000
Original issue discount, net of accretion	(6,281)
Deferred financing costs	(9,074)
Fair value of an effective hedge	(2,310)
Carrying value of debt	$732,335
Stated interest rate	6.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2024, the Company's swap-adjusted interest rate on the 2029 Notes was SOFR plus 2.45% (on a weighted average basis).

As of June 30, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company's asset coverage was 204.7% and 245.6%, respectively.

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$1,500,000	$874,559	$625,441	$873,618
Revolving Credit Facility	1,425,000	1,006,569	412,491	996,933
2029 Notes	750,000	750,000	—	732,335
Total Debt	$3,675,000	$2,631,128	$1,037,932	$2,602,886

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility and the 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $0.9 million, $9.6 million, and $15.4 million respectively.
(3)
The carrying value of the 2029 Notes is presented inclusive of an incremental $2.3 million, which represents an adjustment in the carrying value of the 2029 Notes, resulting from a hedge accounting relationship.

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

For the three and six months ended June 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$41,319	$13,923	$73,561	$21,330
Commitment fees	797	1,088	1,435	1,647
Amortization of deferred financing costs	2,291	1,382	4,118	2,268
Accretion of original issue discount	272	—	334	—
Swap settlement	2,345	—	2,655	—
Total Interest Expense	$47,024	$16,393	$82,103	$25,245
Average debt outstanding (in millions)	$2,381.4	$742.1	$2,078.0	$594.7
Weighted average interest rate	7.3%	7.5%	7.3%	7.2%

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

As of June 30, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$224	$231
Apellis Pharmaceuticals, Inc. - Delayed Draw	47,368	—
Aptean, Inc. - Delayed Draw & Revolver	29,096	—
Arrow Buyer, Inc. - Delayed Draw	20,157	28,125
Artisan Bidco, Inc - Revolver	16,886	21,283
Avalara, Inc. - Revolver	13,636	13,636
Azurite Intermediate Holdings, Inc - Delayed Draw, Revolver & Equity	82,613	—
Babylon Finco Limited - Delayed Draw	16,527	—
Banyan Software Holdings, LLC - Delayed Draw	92,400	20,073
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,074	1,325
Ben Nevis Midco Limited - Delayed Draw	34,071	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	11,997	16,689
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	20,427
Crewline Buyer, Inc. - Revolver & Equity	16,295	20,809
Disco Parent, Inc. - Revolver	5,776	5,776
Edge Bidco B.V. - Delayed Draw & Revolver	1,028	1,060
Elements Finco Limited - Delayed Draw	45,366	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	10,437	3,184
Fullsteam Operations LLC - Delayed Draw & Revolver	54,067	31,239
Galileo Parent, Inc. - Revolver	9,423	15,817
Greenshoot Bidco B.V. - Revolver	421	—
Heritage Environmental Services, Inc. - Revolver	18,197	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4,426	—
Hirevue, Inc. - Revolver	12,298	14,113
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Kangaroo Bidco A S - Delayed Draw	22,500	53,817
Laramie Energy, LLC - Delayed Draw	27,439	27,439
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	4,286	—
OutSystems Holdings S.A. - Delayed Draw	2,146	2,212
PDI TA Holdings, Inc. - Delayed Draw & Revolver	43,317	—
Ping Identity Corporation - Revolver	13,636	13,636
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4,565	6,255
Scorpio Bidco - Delayed Draw	15,727	—
SkyLark UK DebtCo Limited - Delayed Draw	24,309	28,192
SL Buyer Corp - Delayed Draw	1,358	1,475
Sport Alliance GmbH - Revolver	670	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	60,182	—
USA Debusk LLC - Delayed Draw & Revolver	47,679	—
Wrangler TopCo, LLC - Revolver	9,576	9,576
Total Portfolio Company Commitments (1)(2)	$841,600	$358,502

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

Other Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2024, the Company had received Capital Commitments totaling $7.4 billion ($4.9 billion remaining undrawn). As of December 31, 2023 the Company had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the six months ended June 30, 2024 and 2023. All shares issued to shareholders in the tables below are newly issued shares.

	For the Six Months Ended
	June 30, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
March 29, 2024	March 31, 2024	May 7, 2024	869,766
Total Common Shares Issued			1,664,806

	For the Six Months Ended
	June 30, 2023
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
March 31, 2023	March 31, 2023	May 10, 2023	371,108
Total Common Shares Issued			371,108

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024 and 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
June 25, 2024	10,152,231	300,000
	27,501,139	$799,736

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
June 28, 2023	2,798,480	75,000
	12,442,293	$325,000

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings (loss) per common share—basic
Increase (decrease) in net assets resulting from operations	$107,594	$32,831	$205,319	$61,049
Weighted average Common Shares outstanding—basic and diluted	84,817,784	31,830,160	77,232,840	27,469,663
Earnings (loss) per common share—basic and diluted	$1.27	$1.03	$2.66	$2.22

11. Dividends

The following table summarizes dividends declared during the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2024	March 31, 2024	May 6, 2024	$0.67
June 28, 2024	June 30, 2024	August 5, 2024	0.67
Total Dividends Declared			$1.34

	Six Months Ended
	June 30, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2023	March 31, 2023	May 9, 2023	$0.40
June 30, 2023	June 30, 2023	August 15, 2023	0.67
Total Dividends Declared			$1.07

The dividends declared during the six months ended June 30, 2024 and 2023 were derived from net investment income, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the Consolidated Financial Statements. The following are the financial highlights for one share of Common Shares outstanding for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
Per Share Data (1)
Net asset value, beginning of period	$27.75	$24.98

Net investment income (2)	2.06	1.67
Net realized and unrealized gain (loss) (2)	0.60	0.59
Total from operations	2.66	2.26
Net Common Share Issuance (3)	(0.02)	(0.04)
Dividends declared (4)	(1.34)	(1.07)
Total increase (decrease) in net assets	1.30	1.15
Net Asset Value, End of Period	$29.05	$26.13
Total return based on net asset value (5)	9.74%	8.88%
Common shares outstanding, end of period	94,644,720	34,695,429
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets without management fee waiver	12.58%	12.52%
Ratio of net expenses to average net assets with management fee waiver	11.19%	10.89%
Ratio of net investment income to average net assets without management fee waiver	12.34%	10.96%
Ratio of net investment income to average net assets with management fee waiver	13.73%	12.59%
Portfolio turnover	21.81%	6.07%
Net assets, end of period	$2,749,507	$906,467

(1)
Table may not sum due to rounding.
(2)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(3)
The amount shown at this caption is the balancing amount derived from share issuances. The amount shown for share issuance will fluctuate due to the timing of share issuances and the weighting of average shares over the period.
(4)
The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(5)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends, assuming reinvestment of dividends, divided by the beginning net asset value per share.
(6)
The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended June 30, 2024.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through June 30, 2024, we have originated approximately $13.9 billion aggregate principal amount of investments and retained approximately $5.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of June 30, 2024, our portfolio companies had a weighted average annual revenue of $637.9 million and weighted average annual EBITDA of $219.7 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2024, the largest single investment based on fair value represented 5.8% of our total investment portfolio.

As of June 30, 2024, the average investment size in each of our portfolio companies was approximately $92.7 million based on fair value.

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

As of June 30, 2024, the largest industry represented 22.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2024, approximately 95.8% of our portfolio was invested in secured debt, including 94.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the six months ended June 30, 2024, the weighted average term on new debt investment commitments in new portfolio companies was 6.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2024, we had call protection on 95.5% of our debt investments based on fair value, with weighted average call prices of 107.9% for the first year, 103.7% for the second year and 101.5% for the third year, in each case from the date of the initial investment. As of June 30, 2024, 99.7% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $78 billion of assets under management as of June 30, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 610 investment and operating professionals. As of June 30, 2024, sixty-six (66) of these personnel are dedicated to direct lending, including fifty-one (51) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of June 30, 2024, 99.7% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2024, 5.0% and 4.7% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2024, our portfolio based on fair value consisted of 94.0% first-lien debt investments, 1.8% second-lien debt investments, 2.3% mezzanine investments and 1.9% equity and other investments. As of December 31, 2023, our portfolio based on fair value consisted of 92.0% first-lien debt investments, 2.6% second-lien debt investments, 3.4% mezzanine investments and 2.0% equity and other investments.

As of June 30, 2024 and December 31, 2023, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 12.4% and 13.4% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.6% and 13.7%, respectively.

As of June 30, 2024 and December 31, 2023, we had investments in 54 and 37 portfolio companies, respectively, with an aggregate fair value of $5,006.1 million and $3,099.2 million.

For the three months ended June 30, 2024, the principal amount of new investments funded was $810.9 million in nine new portfolio companies. For this period, we had $247.5 million aggregate principal amount in exits, sales and repayments.

For the three months ended June 30, 2023, the principal amount of new investments funded was $588.9 million in six new portfolio companies. For this period, we had no exits or repayments.

Our investment activity for the three months ended June 30, 2024 and 2023, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2024	June 30, 2023
New investment commitments:
Gross originations (1)	$1,601.9	$1,502.9
Less: Syndications/sell downs (1)	582.5	914.0
Total new investment commitments	$1,019.4	$588.9
Principal amount of investments funded:
First-lien	$810.9	$429.0
Second-lien	—	—
Mezzanine	—	100.0
Equity and other	—	4.2
Total	$810.9	$533.2
Principal amount of investments sold or repaid:
First-lien	$245.4	$—
Second-lien	2.1	—
Mezzanine	—	—
Equity and other	—	—
Total	$247.5	$—
Number of new investment commitments in new portfolio companies	9	6
Average new investment commitment amount in new portfolio companies	$113.3	$93.5
Weighted average term for new investment commitments in new portfolio companies (in years)	6.6	6.9
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Weighted average interest rate of new investment commitments	10.3%	12.6%
Weighted average spread over reference rate of new floating rate investment commitments	5.5%	7.3%
Weighted average interest rate on investments fully sold or paid down	N/A	N/A

(1)
Includes affiliates of Sixth Street.

As of June 30, 2024 and December 31, 2023, our investments consisted of the following:

	June 30, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$4,620.7	$4,705.4	$2,792.9	$2,850.9
Second-lien debt investments	86.7	90.3	77.9	79.1
Mezzanine debt investments	112.0	116.3	104.3	106.5
Equity and other investments	90.9	94.1	62.7	62.7
Total	$4,910.3	$5,006.1	$3,037.8	$3,099.2

We have no non-accrual investments as of June 30, 2024 or December 31, 2023.

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	12.4%	13.4%
Weighted average interest rate of debt and income producing securities	12.0%	13.0%
Weighted average spread over reference rate of all floating rate investments	6.8%	7.3%

(1)
Weighted average total portfolio yield at fair value was 12.2% at June 30, 2024 and 13.2% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$4,801.3	95.9%	$2,875.8	92.8%
2	139.6	2.8	145.5	4.7
3	65.2	1.3	77.9	2.5
4	—	—	—	—
5	—	—	—	—
Total	$5,006.1	100.0%	$3,099.2	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$157.5	$57.8	$289.1	$88.8
Less: Net expenses	71.2	25.0	127.9	40.6
Net investment income before income taxes	86.3	32.8	161.2	48.2
Less: Income taxes, including excise taxes (1)	0.0	0.4	2.2	0.7
Net investment income	86.3	32.4	159.0	47.5
Net realized gains (losses) (1)(2)	4.6	(0.0)	6.9	0.0
Net change in unrealized gains (losses) (2)	16.7	0.4	39.4	13.5
Net increase (decrease) in net assets resulting from operations	$107.6	$32.8	$205.3	$61.0

(1)
Amounts round to less than $0.1 million.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest from investments	$140.3	$49.2	$254.2	$79.8
Arranger fees	5.9	—	15.9	—
Paid-in-kind interest income	7.9	3.8	13.7	3.8
Other income	3.4	4.8	5.3	5.2
Total investment income	$157.5	$57.8	$289.1	$88.8

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $49.2 for the three months ended June 30, 2023 to $140.3 million for the three months ended June 30, 2024. The increase in interest from investments was primarily the result of growth in our investment portfolio. Arranger fees were $5.9 million for the three months ended June 30, 2024. Paid-in-kind interest income increased from $3.8 million for the three months ended June 30, 2023 to $7.9 million for the three months ended June 30, 2024, primarily due to increased PIK election. Other income decreased from $4.8 million for the three months ended June 30, 2023 to $3.4 million for the three months ended June 30, 2024, primarily due to decreased miscellaneous fees offset by an increase in interest from cash and cash equivalents.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $79.8 million for the six months ended June 30, 2023 to $254.2 million for the six months ended June 30, 2024. The increase in interest from investments was primarily the result of growth in our investment portfolio. Arranger fees were $15.9 million for the six months ended June 30, 2024. Paid-in-kind interest income increased from $3.8 million for the six months ended June 30, 2023 to $7.9 million for the six months ended June 30, 2024, primarily due to increased PIK election. Other income increased from $5.2 million for the six months ended June 30, 2023 to $5.3 million for the six months ended June 30, 2024.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest	$47.0	$16.4	$82.1	$25.2
Management fees (net of waivers)	5.7	2.0	10.1	3.4
Incentive fees related to pre-incentive net investment income	12.7	4.7	23.5	7.0
Incentive fees related to realized/unrealized capital gains (losses)	2.7	0.1	5.8	1.5
Organizational and offering expense	0.4	0.2	0.9	0.3
Professional fees	1.2	0.7	2.5	1.3
Trustees fees	0.1	0.1	0.3	0.3
Other general and administrative	1.4	0.8	2.7	1.6
Net Expenses	$71.2	$25.0	$127.9	$40.6

Interest

Interest expense, including other debt financing costs, increased from $16.4 million for the three months ended June 30, 2023 to $47.0 million for the three months ended June 30, 2024. This increase was primarily due to an increase in average debt outstanding from $0.7 billion for the three months ended June 30, 2023 to $2.4 billion for the three months ended June 30, 2024.

Interest expense, including other debt financing expenses, increased from $25.2 million for the six months ended June 30, 2023 to $82.1 million for the six months ended June 30, 2024. This increase was primarily due to an increase in the average debt outstanding from $0.6 billion for the six months ended June 30, 2023 to $2.1 billion for the six months ended June 30, 2024.

Management Fees

Management Fees (gross of waivers) increased from $5.6 million for the three months ended June 30, 2023 to $14.9 million for the three months ended June 30, 2024 due to an increase in average assets for the three months ended June 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $2.0 million for the three months ended June 30, 2023 to $5.7 million for the three months ended June 30, 2024. For the three months ended June 30, 2023 and 2024, the Adviser waived Management Fees of $3.6 million and $9.3 million, respectively, pursuant to the Leverage Waiver.

Management Fees (gross of waivers) increased from $9.5 million for the six months ended June 30, 2023 to $26.2 million for the six months ended June 30, 2024 due to an increase in average assets for the six months ended June 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $3.4 million for the six months ended June 30, 2023 to $10.1 million for the six months ended June 30, 2024. For the six months ended June 30, 2023 and 2024, the Adviser waived Management Fees of $6.2 million and $16.1 million, respectively, pursuant to the Leverage Waiver.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $4.7 million for the three months ended June 30, 2023 to $12.7 million three months ended June 30, 2024. This increase resulted from an increase in portfolio size for the three months ended June 30, 2024. For the three months ended June 30, 2024 and 2023, $2.7 million and $0.1 million were accrued related to Capital Gains Fees. As of June 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.0 million for the six months ended June 30, 2023 to $23.5 million for the six months ended June 30, 2024. This increase resulted from an increase in portfolio size for the six months ended June 30, 2024. For the six months ended June 30, 2024 and 2023, $5.8 million and $1.5 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

Organizational and offering expenses increased from $0.2 million for the three months ended June 30, 2023 to $0.4 million for the three months ended June 30, 2024.

Organizational and offering expenses increased from $0.3 million for the six months ended June 30, 2023 to $0.9 million for the six months ended June 30, 2024. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $0.7 million for the three months ended June 30, 2023 to $1.2 million for the three months ended June 30, 2024. Trustees Fees remained constant at $0.1 million for the three months ended June 30, 2023 and 2024. Other general and administrative expenses increased from $0.8 million for the three months ended June 30, 2023 to $1.4 million for the three months ended June 30, 2024.

Professional fees increased from $1.3 million for the six months ended June 30, 2023 to $2.5 million for the six months ended June 30, 2024. Trustees Fees remained constant at $0.3 million for the six months ended June 30, 2023 and 2024. Other general and administrative expenses increased from $1.6 million for the six months ended June 30, 2023 to $2.7 million for the six months ended June 30, 2024.

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

For the three and six months ended June 30, 2024, we recorded a net expense of less than $0.1 million and $2.2 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2023, we recorded a net expense of $0.4 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized gains (losses) on investments	$1.3	$—	$3.6	$—
Net realized gains (losses) on foreign currency investments	0.3	—	0.8	—
Net realized gains (losses) on foreign currency transactions (1)	0.2	(0.0)	0.2	0.0
Net realized gains (losses) on foreign currency borrowings (1)	2.8	0.0	2.3	0.0
Net Realized Gains (Losses)	$4.6	$(0.0)	$6.9	$0.0

Change in unrealized gains on investments	$29.2	$12.0	$47.0	$21.3
Change in unrealized (losses) on investments	(13.3)	(11.2)	(12.5)	(6.6)
Net Change in Unrealized Gains (Losses) on Investments	$15.9	$0.8	$34.5	$14.7

Unrealized gains (losses) on foreign currency borrowings	0.8	(0.4)	4.9	(1.2)
Unrealized gains (losses) on foreign currency cash (1)	0.0	0.0	0.0	0.0
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$0.8	$(0.4)	$4.9	$(1.2)

Net Change in Unrealized Gains (Losses)	$16.7	$0.4	$39.4	$13.5

(1) Amounts round to less than $0.1 million.

For the three and six months ended June 30, 2024, we had net realized gains on investments of $1.3 million and $3.6 million, respectively. For the three and six months ended June 30, 2023 we had no realized gains or losses on investments. For the three and six months ended June 30, 2024, we had net realized gains on foreign currency investments of $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2023, we had no net realized gains or losses on foreign currency investments. For the three and six months ended June 30, 2024, we had net realized gains of $0.2 million and $0.2 million, respectively, on foreign currency transactions. For the three and six months ended June 30, 2023, we had net realized losses of less than $0.1 million and net realized gains of less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2024, we had net realized gains of $2.8 million and $2.3 million, respectively, on foreign currency borrowings. For the three and six months ended June 30, 2023, we had net realized gains of less than $0.1 million and net realized gains of less than $0.1 million, respectively, on foreign currency borrowings.

For the three months ended June 30, 2024, we had $29.2 million in unrealized gains on 38 portfolio company investments, which was offset by $13.3 million in unrealized losses on 16 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments. For the six months ended June 30, 2024, we had $47.0 million in unrealized gains on 38 portfolio company investments, which was offset by $12.5 million in unrealized losses on 17 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments.

For the three months ended June 30, 2023, we had $12.0 million in unrealized gains on 20 portfolio company investments, which was offset by $11.2 million in unrealized losses on 2 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments. For the six months ended June 30, 2023, we had $21.3 million in unrealized gains on 20 portfolio company investments, which was offset by $6.6 million in unrealized losses on 2 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments.

For the three and six months ended June 30, 2024, we had $0.8 million and $4.9 million, respectively, in unrealized gains on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For the three and six months ended June 30, 2023, we had $0.4 million and $1.2 million in unrealized losses, respectively, on foreign currency borrowings, primarily as a result of fluctuations in EUR and GBP. For the three and six months ended June 30, 2024, we had less than $0.1 million and less than $0.1 million in unrealized gains, respectively, on foreign currency cash. For the three and six months ended June 30, 2023, we had less than $0.1 million and less than $0.1 million in unrealized gains, respectively, on foreign currency cash.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through June 30, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 20.2% (based on total capital invested of $3.4 million and total proceeds from these exited investments of $4.1 million). One hundred percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and six months ended June 30, 2024, we had $0.8 million and $4.9 million, respectively, of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, we had $0.4 million and $1.1 million, respectively, of unrealized losses, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2023. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 204.7% and 245.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2024 taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2024, we had approximately $625.4 million and $412.5 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of June 30, 2024, we had $425.6 million in cash and cash equivalents, including $32.7 million of restricted cash. For the six months ended June 30, 2024, cash used in operating activities was $1,697.9 million, primarily attributable to funding portfolio investments of $2,295.6 million and other net operating activities of $57.8 million which was offset by repayments and proceeds from investments of $450.2 million, an increase in net assets resulting from operations of $205.3. Cash provided by financing activities was $2,114.7 million during the period due to borrowings of $3,256.0 million and proceeds from the capital calls of $799.7 million, which were partially offset by paydowns on debt of $1,872.3 million and other financing activities of $68.7 million.

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2024, we had received Capital Commitments totaling $7.4 billion ($4.9 billion remaining undrawn). As of December 31, 2023 we had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

The following tables summarize the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024 and 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
June 25, 2024	10,152,231	300.0
	27,501,139	$799.7

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
June 28, 2023	2,798,480	75.0
	12,442,293	$325.0

During the six months ended June 30, 2024, we also issued 1,664,806 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $46.8 million. During the six months ended June 30, 2023, we also issued 371,108 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $9.6 million.

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

The Subscription Facility will mature upon the earliest of: (i) August 30, 2024 (the “Subscription Facility Stated Maturity”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which our ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date we terminate the commitments pursuant to the Subscription Facility. At our option, the Subscription Facility Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions. On July 3, 2024, we exercised our option to extend the maturity date to August 29, 2025.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2024, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 10.3 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of June 30, 2024 and December 31, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023 (the “Revolving Credit Facility Closing Date”), we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024 (the “Revolving Credit Facility First Amendment”), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2024, we had outstanding debt denominated in British pounds (GBP) of 141.2 million, Euros (EUR) 368.2 million and Swedish Krona (SEK) 78.1 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $400 million. As of June 30, 2024, we had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2023, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

On June 10, 2024, we issued an additional $150 million aggregate principal amount of unsecured notes that mature on March 11, 2029. The additional 2029 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of the 2029 Notes. Total proceeds from the issuance of the additional 2029 Notes, net of underwriting discounts, offering costs and original issue premium were $147.8 million. We used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis).

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Subscription Facility	$1,500.0	$874.6	$625.4	$873.6
Revolving Credit Facility	1,425.0	1,006.5	412.5	997.0
2029 Notes	750.0	750.0	—	732.3
Total Debt	$3,675.0	$2,631.1	$1,037.9	$2,602.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, the Revolving Credit Facility and the 2029 Notes are presented net of deferred financing costs and original issue discounts of $0.9 million, $9.6 million, and $15.4 million, respectively.
(3)
The carrying value of the 2029 Notes is presented inclusive of an incremental $2.3 million, which represents an adjustment in the carrying value of the 2029 Notes, each resulting from a hedge accounting relationship.

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

As of June 30, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2024 and December 31, 2023 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Apellis Pharmaceuticals, Inc. - Delayed Draw	47.4	—
Aptean, Inc. - Delayed Draw & Revolver	29.1	—
Arrow Buyer, Inc. - Delayed Draw	20.2	28.1
Artisan Bidco, Inc - Revolver	16.9	21.3
Avalara, Inc. - Revolver	13.6	13.6
Azurite Intermediate Holdings, Inc - Delayed Draw, Revolver & Equity	82.6	—
Babylon Finco Limited - Delayed Draw	16.5	—
Banyan Software Holdings, LLC - Delayed Draw	92.4	20.1
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.1	1.3
Ben Nevis Midco Limited - Delayed Draw	34.1	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	12.0	16.7
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	20.8
Disco Parent, Inc. - Revolver	5.8	5.8
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Elements Finco Limited - Delayed Draw	45.4	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	10.4	3.2
Fullsteam Operations LLC - Delayed Draw & Revolver	54.1	31.2
Galileo Parent, Inc. - Revolver	9.4	15.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Revolver	18.2	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4.4	—
Hirevue, Inc. - Revolver	12.3	14.1
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Kangaroo Bidco A S - Delayed Draw	22.5	53.9
Laramie Energy, LLC - Delayed Draw	27.4	27.4
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	4.3	—
OutSystems Holdings S.A. - Delayed Draw	2.1	2.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	43.3	—
Ping Identity Corporation - Revolver	13.6	13.6
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4.6	6.3
Scorpio Bidco - Delayed Draw	15.7	—
SkyLark UK DebtCo Limited - Delayed Draw	24.3	28.2
SL Buyer Corp - Delayed Draw	1.4	1.5
Sport Alliance GmbH - Revolver	0.7	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	60.2	—
USA Debusk LLC - Delayed Draw & Revolver	47.7	—
Wrangler TopCo, LLC - Revolver	9.6	9.6
Total Portfolio Company Commitments (1)(2)	$841.6	$358.5

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

Other Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$874.6	$874.6	$—	$—	$—
Revolving Credit Facility	1,006.5	—	—	1,006.5	—
2029 Notes	750.0	—	—	750.0	—
Total Contractual Obligations	$2,631.1	$874.6	$—	$1,756.5	$—

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

As of June 30, 2024, 99.7% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$147.4	$78.9	$68.5
Up 200 basis points	$98.3	$52.6	$45.7
Up 100 basis points	$49.1	$26.3	$22.8
Down 25 basis points	$(12.3)	$(6.6)	$(5.7)
Down 50 basis points	$(24.6)	$(13.2)	$(11.4)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on June 27, 2024, for information about unregistered sales of our equity securities during the quarter ended June 30, 2024.

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

4.3

Second Supplemental Indenture, dated as of June 17, 2024, between Sixth Street Lending Partners and U.S. Bank Trust

Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on

Form 8-K, filed on June 17, 2024)

4.4	Form of 6.500% Notes Due 2029 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 15, 2024)
4.5

Registration Rights Agreement, dated as of June 17, 2024, relating to the 6.500% Notes Due 2029, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on June 17, 2024)

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

Sixth Street Lending Partners

Date: August 2, 2024	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(principal executive officer)

Date: August 2, 2024	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(principal financial officer)