Form 10-Q
period 2024-09-30
Sixth Street Lending Partners
filed 2024-11-06
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at November 6, 2024 was 103,879,431.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,774,926 and $3,037,826, respectively)	$5,926,828	$3,099,151
Cash and cash equivalents (restricted cash of $41,935 and $0, respectively)	514,177	8,813
Interest receivable	71,328	27,938
Prepaid expenses and other assets	219,281	2,363
Total Assets	$6,731,614	$3,138,265
Liabilities
Debt (net of deferred financing costs of $29,375 and $8,153, respectively)	$3,518,730	$1,239,862
Management fees payable to affiliate	6,534	2,895
Incentive fees on net investment income payable to affiliate	14,893	7,183
Incentive fees on net capital gains accrued to affiliate	15,921	6,746
Other payables to affiliate	4,895	2,406
Dividends payable	69,600	43,871
Other liabilities	16,444	18,235
Total Liabilities	3,647,017	1,321,198
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (103,879,431 and 65,478,775, shares issued and outstanding, respectively)	104	65
Additional paid-in capital	2,858,658	1,734,426
Distributable earnings	225,835	82,576
Total Net Assets	3,084,597	1,817,067
Total Liabilities and Net Assets	$6,731,614	$3,138,265
Net Asset Value Per Share	$29.69	$27.75

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$162,261	$60,668	$416,384	$140,504
Paid-in-kind interest income	8,747	5,038	22,463	8,802
Dividend income	1,293	—	1,293	—
Other income	6,587	776	27,804	5,985
Total Investment Income	178,888	66,482	467,944	155,291
Expenses
Interest	49,991	20,411	132,094	45,656
Management fees	18,857	7,115	45,034	16,632
Incentive fees on net investment income	14,893	5,105	38,432	12,106
Incentive fees on net capital gains (losses)	3,384	3,681	9,175	5,152
Organizational expense	—	—	—	49
Offering expense	317	314	1,226	597
Professional fees	1,471	715	3,924	2,017
Trustees’ fees	143	294	442	587
Other general and administrative	1,289	1,276	3,985	2,882
Total expenses	90,345	38,911	234,312	85,678
Management fees waived (Note 3)	(12,323)	(4,885)	(28,389)	(11,044)
Net Expenses	78,022	34,026	205,923	74,634
Net Investment Income Before Income Taxes	100,866	32,456	262,021	80,657
Income taxes, including excise taxes	—	400	2,169	1,064
Net Investment Income	100,866	32,056	259,852	79,593
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	56,096	26,036	90,577	40,669
Translation of other assets and liabilities in foreign currencies	(29,938)	3,921	(25,010)	2,758
Total net change in unrealized gains (losses)	26,158	29,957	65,567	43,427
Realized gains (losses):
Non-controlled, non-affiliated investments	125	—	3,734	—
Foreign currency transactions	(169)	(510)	3,146	(467)
Total net realized gains (losses)	(44)	(510)	6,880	(467)
Total Net Unrealized and Realized Gains (Losses)	26,114	29,447	72,447	42,960
Increase (Decrease) in Net Assets Resulting from Operations	$126,980	$61,503	$332,299	$122,553
Earnings per common share—basic and diluted	$1.32	$1.74	$3.98	$4.07
Weighted average common shares outstanding—basic and diluted	95,855,394	35,303,072	83,485,668	30,109,493

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of September 30, 2024

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($281,645 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.86%	$278,727	$280,864	9.1%
	First-lien revolving loan ($306 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.85%	32	230	0.0%
					278,759	281,094	9.1%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($111,729 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.12%	109,450	111,729	3.6%
	First-lien loan (EUR 51,994 par, due 11/2029)	11/7/2023	E + 7.00%	10.54%	54,875	58,027 (EUR 51,994)	1.9%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($160,312 par, due 3/2031)	3/19/2024	SOFR + 6.50%	11.35%	157,173	158,531	5.1%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($116,954 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.28% PIK	114,525	119,293	3.9%
Crewline Buyer, Inc. (3)	First-lien loan ($147,310 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.35%	143,585	146,903	4.8%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($957 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.95%	943	961	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($45,917 par, due 4/2031)	4/29/2024	SOFR + 4.75%	9.60%	45,533	45,802	1.5%
	First-lien loan (GBP 80,058 par, due 4/2031)	4/29/2024	S + 5.00%	9.97%	99,294	106,997 (GBP 79,768)	3.5%
Galileo Parent, Inc. (3)	First-lien loan ($149,928 par, due 5/2030)	5/3/2023	SOFR + 7.25%	11.85%	146,339	151,427	4.9%
	First-lien revolving loan ($16,154 par, due 5/2030)	5/3/2023	SOFR + 7.25%	11.87%	15,614	16,389	0.5%
Lynx BidCo (3)(4)	First-lien loan ($39,406 par, due 7/2031)	7/5/2024	SOFR + 7.11%	12.42% (incl. 5.61% PIK)	38,345	38,278	1.2%
	First-lien loan (EUR 16,568 par, due 7/2031)	7/5/2024	E + 7.11%	10.81% (incl. 5.61% PIK)	17,540	18,168 (EUR 16,279)	0.6%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.13%	3,120	3,408 (EUR 3,054)	0.1%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.69%	965	1,016 (EUR 910)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($103,740 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.87%	102,022	102,719	3.3%
	First-lien revolving loan ($7,084 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.97%	6,893	6,981	0.2%
Wrangler TopCo, LLC (3)	First-lien loan ($124,248 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.92%	121,553	125,815	4.1%
					1,177,769	1,212,444	39.2%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 7.00%	10.64%	6,928	8,286 (EUR 7,425)	0.4%
	First-lien loan (GBP 15,192 par, due 9/2028)	9/6/2022	S + 7.00%	11.95%	17,449	20,633 (GBP 15,382)	0.7%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 7.00%	11.95%	378	423 (GBP 316)	0.0%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.77%	710	714 (NOK 7,520)	0.0%
					25,465	30,056	1.1%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 201,909 par, due 5/2031)	5/22/2024	E + 5.75%	9.55%	214,132	225,340 (EUR 201,909)	7.3%
Babylon Finco Limited (3)(4)	First-lien loan ($89,521 par, due 1/2031)	1/26/2024	SOFR + 6.25%	11.53%	86,826	88,195	2.9%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($78,971 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.20%	77,593	80,551	2.6%
	First-lien loan ($32,392 par, due 10/2026)	1/26/2024	SOFR + 6.25%	11.12%	31,331	32,142	1.0%
					409,882	426,228	13.8%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 7.00%	12.29%	153,099	160,650	5.2%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($222,973 par, due 9/2031)	9/30/2024	SOFR + 5.00%	9.25%	220,473	220,473	7.1%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	9.10%	758	822 (EUR 737)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,676 par, due 7/2029)	7/20/2023	SOFR + 6.25%	11.50%	7,443	7,676	0.2%
BTRS Holdings, Inc. (3)	First-lien loan ($145,509 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.86%	142,457	146,964	4.8%
	First-lien revolving loan ($5,422 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.31%	5,118	5,566	0.2%
CLGF HoldCo 2, LLC (3)(4)	First-lien loan ($97,902 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.10%	96,409	98,147	3.2%

	Second-lien loan ($83,916 par, due 11/2028)	11/7/2023	SOFR + 12.00%	16.60%	78,521	84,336	2.7%
Fullsteam Operations LLC (3)	First-lien loan ($90,253 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.46%	87,442	90,626	2.9%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	9.27%	5,409	5,623 (EUR 5,038)	0.2%
Ping Identity Holding Corp. (3)	First-lien loan ($136,364 par, due 10/2029)	10/17/2022	SOFR + 6.75%	11.35%	133,908	137,727	4.5%
Volante Technologies, Inc.	First-lien loan ($2,948 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,928	3,021	0.1%
					560,393	580,508	18.8%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 5,947 par, due 2/2029)	2/24/2023	E + 6.75%	10.10%	6,210	6,772 (EUR 6,068)	0.2%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($115,134 par, due 3/2029)	3/24/2023	SOFR + 6.25%	11.16%	112,182	116,328	3.8%
SL Buyer Corp. (3)(5)	First-lien loan ($3,668 par, due 7/2029)	7/7/2023	SOFR + 7.75%	13.00%	3,534	3,646	0.1%
					121,926	126,746	4.1%
Hotel, Gaming, and Leisure
Equinox Holdings, Inc.	First-lien loan ($196,292 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	12.85% (incl. 4.13% PIK)	193,586	195,802	6.3%
	Second-lien loan ($9,025 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	8,813	9,183	0.3%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,448 par, due 4/2030)	4/10/2024	E + 7.25%	10.74% (incl. 3.88% PIK)	4,659	4,880 (EUR 4,372)	0.2%
					207,058	209,865	6.8%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($139,902 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.68%	136,608	141,651	4.6%
HireVue, Inc. (3)	First-lien loan ($110,055 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.50%	107,603	111,431	3.6%
	First-lien revolving loan ($5,746 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.38%	5,431	5,922	0.2%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,481 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.35%	2,437	2,457	0.1%
					252,079	261,461	8.5%
Insurance
Disco Parent, Inc.(3)	First-lien loan ($57,756 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.56%	56,567	58,391	1.9%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($128,889 par, due 7/2030)	6/30/2023	SOFR + 5.75%	10.35%	125,867	129,635	4.2%
Coupa Holdings, LLC (3)	First-lien loan ($129,249 par, due 2/2030)	2/27/2023	SOFR + 5.50%	10.75%	126,479	131,494	4.3%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 79,513 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	9.92% (incl. 3.50% PIK)	7,486	7,771 (SEK 78,777)	0.3%
	First-lien loan (EUR 2,450 par, due 2/2031)	2/20/2024	E + 6.50%	9.87% (incl. 3.50% PIK)	2,577	2,714 (EUR 2,432)	0.1%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($10,714 par, due 6/2029)	6/20/2024	SOFR + 7.50%	12.42%	10,363	10,414	0.3%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($5,667 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.00%	5,500	5,780	0.2%
					278,272	287,808	9.4%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($115,634 par, due 1/2031)	1/30/2024	SOFR + 5.25%	10.10%	114,415	115,285	3.8%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,408 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	12.35% (incl. 4.75% PIK)	3,331	3,417	0.1%
	Second-lien note ($1,993 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,488	1,355	0.0%
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 6.25%	10.85%	133,833	138,239	4.5%
Heritage Environmental Services, Inc. (3)	First-lien loan ($132,012 par, due 1/2031)	1/31/2024	SOFR + 5.50%	10.75%	131,277	133,150	4.3%
	First-lien loan ($16,608 par, due 1/2031)	1/31/2024	SOFR + 5.00%	9.64%	16,527	16,608	0.5%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($56,651 par, due 9/2030)	9/7/2023	SOFR + 5.75%	10.35%	55,259	56,934	1.8%
	First-lien loan (GBP 57,691 par, due 9/2030)	9/7/2023	S + 5.75%	10.76%	69,659	77,899 (GBP 58,075)	2.5%
	First-lien loan (EUR 16,819 par, due 9/2030)	9/7/2023	E + 5.75%	9.10%	17,566	18,865 (EUR 16,903)	0.6%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 6.00%	9.67%	13,677	14,079 (EUR 12,615)	0.5%
					557,032	575,831	18.6%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.95%	96,396	98,781	3.2%
Mach Natural Resources LP (3)(4)	First-lien loan ($118,750 par, due 12/2026)	12/28/2023	SOFR + 6.65%	11.25%	116,919	118,750	3.9%
					213,315	217,531	7.1%

Other
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	9.60%	80,055	83,063 (EUR 74,426)	2.7%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.35%	157,895	158,895	5.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($134,701 par, due 8/2031)	8/7/2024	15.00%	15.00%	133,398	134,701	4.4%
					291,293	293,596	9.6%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 667 par, due 8/2030)	8/9/2024	S + 6.25%	11.20% (incl. 3.00% PIK)	824	871 (GBP 649)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($182,000 par, due 8/2031)	8/20/2024	SOFR + 5.60%	10.73%	178,376	178,360	5.8%
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($17,805 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.75%	17,510	16,380	0.5%
	Roll Up DIP term loan ($45,128 par)	4/24/2023	SOFR + 7.90%	12.75% PIK	45,128	41,517	1.3%
	Super-Priority DIP term loan ($7,456 par)	4/24/2023	SOFR + 7.90%	12.75%	7,456	6,859	0.2%
Belk, Inc. (3)	First-lien loan ($195,000 par, due 7/2029)	7/22/2024	SOFR + 7.00%	12.28%	192,010	192,563	6.2%
Commercehub, Inc. (3)	First-lien loan ($147,375 par, due 12/2027)	11/15/2022	SOFR + 6.25%	11.35%	140,132	141,112	4.6%
PDI TA Holdings, Inc. (3)	First-lien loan ($129,858 par, due 2/2031)	2/1/2024	SOFR + 5.25%	10.46%	127,609	129,858	4.2%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.25%	9.96%	4,706	5,090 (EUR 4,561)	0.2%
					712,927	711,739	23.0%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($72,693 par, due 3/2028)	3/26/2024	SOFR + 5.50%	10.42%	71,519	71,943	2.3%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 14,167 par, due 9/2030)	9/30/2024	E + 6.00%	9.35%	15,309	15,308 (EUR 13,717)	0.5%
					86,828	87,251	2.8%

Total Debt Investments					5,684,016	5,825,606	188.8%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (8)(10)	Class A Units (2,666 units)	2/12/2024			6,557	6,508	0.2%

Business Services
Artisan Topco LP (8)(10)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	6,602	0.2%
Insight Hideaway Aggregator, L.P. (8)(10)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	21,701	0.7%
Newark FP Co-Invest, L.P. (8)(10)	Partnership (8,555,356 units)	11/8/2023			8,572	7,757	0.3%
Warrior TopCo LP (8)	Class A Units (9,576,271 units)	7/7/2023			9,576	12,473	0.4%
					47,732	48,533	1.6%
Financial Services
AF Eagle Parent, L.P. (8)(10)	Partnership Units (337,024 units)	11/27/2023			11,364	11,364	0.3%
CLGF Holdings, L.P. (4)(8)(10)	Warrants (8,358,075 warrants)	11/7/2023			4,575	7,776	0.3%
					15,939	19,140	0.6%
Healthcare
Raptor US Buyer II Corp.	Ordinary Shares (128,321 shares)	3/24/2023			12,876	12,876	0.4%

Human Resource Support Services
bswift, LLC (8)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	13,920	0.5%

Internet Services
SMA Technologies Holdings, LLC (8)	Class A Units (200 units)	11/21/2022			200	245	0.0%
	Class B Units (142,038 units)	11/21/2022			—	—	0.0%
					200	245	0.0%

Total Equity and Other Investments					90,910	101,222	3.3%

Total Investments					$5,774,926	$5,926,828	192.1%

	Interest Rate Swaps as of September 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$16,597	$—	$16,597
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	5,950	—	5,950
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(3,223)	—	(3,223)
Cash collateral				—	41,935	—	—
Total derivatives				$1,350,000	$61,259	$—	$19,324
(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Interbank Average Rate (“SONIA” or “S”), the Norwegian Interbank Offered Rate ("NIBOR" or "N"), Stockholm Interbank Offered Rate ("STIBOR"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 26.8% of total assets as of September 30, 2024.
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
(7)
As of September 30, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $5,796,984 resulting in estimated gross unrealized gains and losses of $165,862 and $67,260, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $61,708, or 2.0% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $24.1 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	65,478,775	$65	$1,734,426	$82,576	$1,817,067
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	72,722	72,722
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	22,741	22,741
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	2,262	2,262
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	17,348,908	18	499,718	—	499,736
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	795,040	1	22,061	—	22,062
Dividends declared from net investment income	—	—	—	(56,027)	(56,027)
Balance at March 31, 2024	83,622,723	$84	$2,256,205	$124,274	$2,380,563
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	86,265	86,265
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	16,667	16,667
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	4,662	4,662
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	10,152,231	10	299,990	—	300,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	869,766	1	24,762	—	24,763
Dividends declared from net investment income	—	—	—	(63,413)	(63,413)
Balance at June 30, 2024	94,644,720	95	2,580,957	168,455	2,749,507
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	100,866	100,866
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	26,158	26,158
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(44)	(44)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	8,280,854	8	249,992	—	250,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	953,857	1	27,709	—	27,710
Dividends declared from net investment income	—	—	—	(69,600)	(69,600)
Balance at September 30, 2024	103,879,431	$104	$2,858,658	$225,835	$3,084,597

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,115	15,115
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,047	13,047
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	56	56
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	9,643,813	10	249,990	—	250,000
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,610)	(12,610)
Balance at March 31, 2023	31,525,841	$32	$792,586	$19,701	$812,319
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	32,421	32,421
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	423	423
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(13)	(13)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	2,798,480	3	74,997	—	75,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	371,108	—	9,563	—	9,563
Dividends declared from net investment income	—	—	—	(23,246)	(23,246)
Balance at June 30, 2023	34,695,429	$35	$877,146	$29,286	$906,467
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	32,056	32,056
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	29,957	29,957
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(510)	(510)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	5,387,887	5	149,995	—	150,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	629,647	1	16,451	—	16,452
Dividends declared from net investment income	—	—	—	(27,277)	(27,277)
Balance at September 30, 2023	40,712,963	$41	$1,043,592	$63,512	$1,107,145

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$332,299	$122,553
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(90,577)	(40,669)
Net change in unrealized (gains) losses on foreign currency transactions	25,010	(2,758)
Net realized (gains) losses on investments	(3,734)	—
Net realized (gains) losses on foreign currency transactions	(3,052)	(21)
Net amortization of discount on investments	(16,972)	(8,656)
Amortization of deferred financing costs	5,724	3,690
Amortization of discount on debt	628	—
Purchases and originations of investments, net	(3,256,051)	(1,255,854)
Proceeds from investments, net	428,430	—
Repayments on investments	133,929	71,129
Paid-in-kind interest	(21,870)	(5,539)
Changes in operating assets and liabilities:
Interest receivable	(42,798)	(8,735)
Interest receivable paid-in-kind	(592)	(3,264)
Prepaid expenses and other assets	(216,918)	(13,243)
Management fees payable to affiliate	3,639	1,580
Incentive fees on net investment income payable to affiliate	7,710	4,078
Incentive fees on net capital gains (losses) accrued to affiliate	9,175	5,152
Other payables to affiliates	2,489	(1,215)
Other liabilities	17,521	12,520
Net Cash Provided by (Used in) Operating Activities	(2,686,010)	(1,119,252)
Cash Flows from Financing Activities
Borrowings on debt	6,283,838	1,971,405
Repayments on debt	(4,026,478)	(1,075,000)
Deferred financing costs	(26,946)	(8,677)
Dividends paid to shareholders	(88,776)	(9,840)
Capital calls	1,049,736	475,000
Net Cash Provided by (Used in) Financing Activities	3,191,374	1,352,888
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	505,364	233,636
Cash, cash equivalents and restricted cash, beginning of period	8,813	274,612
Cash, Cash Equivalents and Restricted Cash, End of Period	$514,177	$508,248
Supplemental Information:
Interest paid during the period	$127,783	$32,666
Excise and other taxes paid during the period	$3,494	$384
Dividends declared during the period	$189,040	$63,133

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$74,535	$26,015

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of September 30, 2024 and 2023, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three and nine months ended September 30, 2024, the Company recorded no net expense and $2.2 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2023, the Company recorded a net expense of $0.4 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes.

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

Recent Accounting Standards and Regulatory Updates

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

In November 2024, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2025, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2024, the Company incurred $0.9 million and $2.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred $0.8 million and $1.8 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

In November 2024, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2025, and may be extended subject to required approvals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2024, Management Fees (gross of waivers) were $18.9 million and $45.0 million, respectively. For the three and nine months ended September 30, 2023, Management Fees (gross of waivers) were $7.1 million and $16.6 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and nine months ended September 30, 2024, Management Fees of $12.3 million and $28.4 million, respectively, have been waived. For the three and nine months ended September 30, 2023, Management Fees of $4.9 million and $11.0 million, respectively, have been waived.

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

(ii)
The second component, payable at the end of each fiscal year in arrears, prior to an Exchange Listing, equal 12.5% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain Incentive Fee for prior periods (the “Capital Gains Fee”). In the determination of the second component of the Incentive Fee, any unrealized gains/(losses) specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains/(losses) related to foreign currency denominated investments. Following an Exchange Listing, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an Exchange Listing and from such Exchange Listing to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an Exchange Listing, the portion of the Company’s realized capital gains that accrued prior to an Exchange Listing will be subject to an Incentive Fee rate of 12.5% and the portion of the Company’s realized capital gains that accrued following an Exchange Listing will be subject to an Incentive Fee rate of 17.5%.

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

For the three and nine months ended September 30, 2024, Incentive Fees on net investment income were $14.9 million and $38.4 million, respectively. For the three and nine months ended September 30, 2024 Incentive Fees on Capital Gains were $3.4 million and $9.2 million, respectively. For the three and nine months ended September 30, 2023, Incentive Fees on net investment income were $5.1 million and $12.1 million, respectively. For the three and nine months ended September 30, 2023, Incentive Fees on Capital Gains were $3.7 million and $5.2 million, respectively. As of September 30, 2024, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of September 30, 2024 and September 30, 2023, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$5,480,669	$5,611,439	$130,770
Second-lien debt investments	88,822	94,874	6,052
Mezzanine debt investments	114,525	119,293	4,768
Equity and other investments	90,910	101,222	10,312
Total Investments	$5,774,926	$5,926,828	$151,902

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,792,928	$2,850,885	$57,957
Second-lien debt investments	77,895	79,091	1,196
Mezzanine debt investments	104,352	106,524	2,172
Equity and other investments	62,651	62,651	—
Total Investments	$3,037,826	$3,099,151	$61,325

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Automotive	4.8%	1.9%
Business Services	21.3%	25.4%
Chemicals	0.5%	0.7%
Communications	7.2%	1.9%
Education	2.7%	4.6%
Electronics	3.7%	—
Financial Services	10.1%	18.3%
Healthcare	2.4%	3.8%
Hotel, Gaming and Leisure	3.5%	—
Human Resource Support Services	4.6%	8.5%
Insurance	1.0%	1.9%
Internet Services	4.9%	8.3%
Manufacturing	9.7%	9.9%
Oil, Gas and Consumable Fuels	3.7%	7.4%
Other	1.4%	—
Pharmaceuticals	5.0%	—
Real Estate (1)	0.0%	—
Retail and Consumer Products	12.0%	7.4%
Transportation	1.5%	—
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

The geographic composition of investments at fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
United States
Midwest	16.7%	16.0%
Northeast	20.1%	23.1%
South	16.1%	7.4%
West	26.8%	40.3%
Canada	1.9%	1.9%
Finland (1)	0.0%	0.0%
France	2.3%	—
Germany	0.7%	0.3%
Luxembourg	0.1%	0.1%
Netherlands	0.2%	0.1%
Norway	7.0%	5.4%
Sweden	0.2%	—
United Kingdom	7.9%	5.4%
Total	100.0%	100.0%

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

The following table presents the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2024. The Company had no interest rate swaps for the three and nine months ended September 30, 2023.

			For the three months ended September 30, 2024			For the nine months ended September 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(12,038)	$9,750	$(2,288)	$(25,925)	$21,017	$(4,908)
Interest rate swap	3/11/2029	150,000	(2,900)	2,438	(462)	(3,151)	2,654	(497)
Interest rate swap	1/15/2030	600,000	(1,133)	862	(271)	(1,133)	862	(271)
Total		$1,350,000	$(16,071)	$13,050	$(3,021)	$(30,209)	$24,533	$(5,676)

For the three and nine months ended September 30, 2024, the Company recognized $21.6 million and $19.3 million, respectively, in unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, this amount was offset by a $24.8 million and $22.5 million, respectively, increase in the carrying value of the 2029 Notes. For the three and nine months ended September 30, 2024, this amount was offset by a $(3.2) million and $(3.2) million, respectively, decrease in the carrying value of the 2030 Notes.

As of September 30, 2024, the swap transaction had a fair value of $19.3 million which is netted against cash collateral on the Company’s Consolidated Balance Sheet.

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

As of September 30, 2024, $41.9 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2024 and December 31, 2023:

	Fair Value Hierarchy at September 30, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$182,737	$5,428,702	$5,611,439
Second-lien debt investments	—	1,355	93,519	94,874
Mezzanine debt investments	—	—	119,293	119,293
Equity and other investments	—	—	101,222	101,222
Total investments at fair value	$—	$184,092	$5,742,736	$5,926,828
Interest rate swaps	—	19,324	—	19,324
Total	$—	$203,416	$5,742,736	$5,946,152

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,080	$2,848,805	$2,850,885
Second-lien debt investments	—	—	79,091	79,091
Mezzanine debt investments	—	606	105,918	106,524
Equity and other investments	—	—	62,651	62,651
Total	$—	$2,686	$3,096,465	$3,099,151

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2024:

	As of and for the Three Months Ended
	September 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$4,702,324	$90,299	$115,090	$94,080	$5,001,793
Purchases or originations	778,777	—	—	—	778,777
Repayments / redemptions	(90,027)	—	—	—	(90,027)
Sales proceeds	(19,862)	—	—	—	(19,862)
Paid-in-kind interest	3,925	356	3,844	—	8,125
Net change in unrealized gains (losses)	45,972	2,629	259	7,142	56,002
Net realized gains (losses)	130	—	—	—	130
Net amortization of discount on securities	7,463	235	100	—	7,798
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$5,428,702	$93,519	$119,293	$101,222	$5,742,736

	As of and for the Nine Months Ended
	September 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,848,805	$79,091	$105,918	$62,651	$3,096,465
Purchases or originations	3,034,317	10,021	—	28,259	3,072,597
Repayments / redemptions	(131,629)	—	—	—	(131,629)
Sales proceeds	(426,269)	(2,161)	—	—	(428,430)
Paid-in-kind interest	10,516	850	10,504	—	21,870
Net change in unrealized gains (losses)	72,753	4,989	2,571	10,312	90,625
Net realized gains (losses)	4,477	65	—	—	4,542
Net amortization of discount on securities	15,732	664	300	—	16,696
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$5,428,702	$93,519	$119,293	$101,222	$5,742,736

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2024 and 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Three Months Ended	For the Three Months Ended
	September 30, 2024 on	September 30, 2023 on
	Investments Held at	Investments Held at
	September 30, 2024	September 30, 2023
First-lien debt investments	$47,862	$25,415
Second-lien debt investments	2,630	—
Mezzanine debt investments	258	617
Equity and other investments	7,143	—
Total	$57,893	$26,032

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024 on	September 30, 2023 on
	Investments Held at	Investments Held at
	September 30, 2024	September 30, 2023
First-lien debt investments	$74,550	$39,379
Second-lien debt investments	4,990	—
Mezzanine debt investments	2,570	1,286
Equity and other investments	10,312	—
Total	$92,422	$40,665

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$5,428,702	Income approach (1)	Discount rate	8.3% — 16.6% (11.2%)	Decrease
Second-lien debt investments	93,519	Income approach	Discount rate	14.4% — 18.7% (18.3%)	Decrease
Mezzanine debt investments	119,293	Income approach	Discount rate	13.0% — 13.0% (13.0%)	Decrease
Equity and other investments	101,222	Market Multiple (2)	Comparable multiple	4.8x — 20.0x (12.2x)	Increase
Total	$5,742,736
(1)
Includes $64.8 million of first-lien debt investments valued using an asset waterfall and $235.8 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement dates, we valued using the cost of the investments.
(2)
Includes $7.8 million of equity investments valued using a Black-Scholes model.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of September 30, 2024 and December 31, 2023, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes and 2030 Notes, as of September 30, 2024.

	September 30, 2024
	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$768,938
2030 Notes	600,000	597,510
Total	$1,350,000	$1,366,448
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

On July 3, 2024, the Company exercised its option to extend the stated maturity date to August 29, 2025. The Subscription Facility will mature upon the earliest of: (i) August 29, 2025; (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which the Company’s ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date the Company terminates the commitments pursuant to the Subscription Facility.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 10.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of September 30, 2024 and December 31, 2023, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 143.7 million, Euros (EUR) 413.9 million and Swedish Krona (SEK) 78.8 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $400 million. As of September 30, 2024, the Company had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2023, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the effective hedge interest rate swaps had a fair value of $22.5 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

2030 Notes

On September 16, 2024, the Company issued $600 million aggregate principal amount of unsecured notes that mature on January 15, 2030 (the “2030 Notes”). The principal amount of the 2030 Notes is payable at maturity. The 2030 Notes bear interest at a rate of 5.75% per year, payable semi-annually commencing on January 15, 2025, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $591.7 million. The Company used the net proceeds of the 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

The Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, the Company’s effective interest rate on the 2030 Notes is SOFR plus 2.55%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the effective hedge interest rate swaps had a fair value of $(3.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

For the three and nine months ended September 30, 2024, the components of interest expense related to the 2029 Notes and 2030 Notes are as follows.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Interest expense	$13,625	$25,921
Accretion of original issue discount	294	628
Amortization of deferred financing costs	548	1,052
Total Interest Expense	$14,467	$27,601

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes and 2030 Notes. During the three and nine months ended September 30, 2024, the Company received $13.1 million and $24.5 million, respectively, and paid $16.1 million and $30.2 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swap.

As of September 30, 2024, the components of the carrying value of the 2029 Notes and 2030 Notes and the stated interest rates were as follows.

	September 30, 2024
	2029 Notes	2030 Notes
Principal amount of debt	$750,000	$600,000
Original issue discount, net of accretion	(5,993)	(948)
Deferred financing costs	(8,727)	(7,273)
Fair value of an effective hedge	22,547	(3,224)
Carrying value of debt	$757,827	$588,555
Stated interest rate	6.50%	5.75%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2024, the Company's swap-adjusted interest rate on the 2029 Notes was SOFR plus 2.45% (on a weighted average basis). As of September 30, 2024, the Company's swap-adjusted interest rate on the 2030 Notes was SOFR plus 2.55%.

As of September 30, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes and 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company's asset coverage was 187.4% and 245.6%, respectively.

Debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$1,500,000	$951,311	$548,689	$947,143
Revolving Credit Facility	1,425,000	1,234,411	184,649	1,225,205
2029 Notes	750,000	750,000	—	757,827
2030 Notes	600,000	600,000	—	588,555
Total Debt	$4,275,000	$3,535,722	$733,338	$3,518,730

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, the 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $4.2 million, $9.2 million, $14.7 million and $8.2 million, respectively.
(3)
The carrying value of the 2029 Notes and 2030 Notes are presented inclusive of an incremental $22.5 million and $(3.2) million, respectively, which represents an adjustment in the carrying value of the 2029 Notes and 2030 Notes, resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$44,129	$18,233	$117,690	$39,563
Commitment fees	941	755	2,376	2,403
Amortization of deferred financing costs	1,606	1,423	5,724	3,690
Accretion of original issue discount	294	—	628	—
Swap settlement	3,021	—	5,676	—
Total Interest Expense	$49,991	$20,411	$132,094	$45,656
Average debt outstanding (in millions)	$2,598.9	$1,005.6	$2,252.9	$733.1
Weighted average interest rate	7.3%	7.3%	7.3%	7.2%

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

As of September 30, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$233	$231
Apellis Pharmaceuticals, Inc. - Delayed Draw	42,105	—
Aptean, Inc. - Delayed Draw & Revolver	24,089	—
Arrow Buyer, Inc. - Delayed Draw	20,157	28,125
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	140,385	—
Artisan Bidco, Inc - Revolver	16,886	21,283
Avalara, Inc. - Revolver	13,636	13,636
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	82,613	—
Babylon Finco Limited - Delayed Draw	16,527	—
Banyan Software Holdings, LLC - Delayed Draw	67,527	20,073
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,074	1,325
Ben Nevis Midco Limited - Delayed Draw	27,307	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	10,525	16,689
Cirrus (BidCo) Limited - Delayed Draw	447	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	20,427
Crewline Buyer, Inc. - Revolver & Equity	16,295	20,809
Disco Parent, Inc. - Revolver	5,776	5,776
Edge Bidco B.V - Delayed Draw & Revolver	1,071	1,060
Elements Finco Limited - Delayed Draw	48,138	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	8,480	3,184
Fullsteam Operations LLC - Delayed Draw & Revolver	47,201	31,239
Galileo Parent, Inc. - Revolver	7,404	15,817
Greenshoot Bidco B.V. - Revolver	438	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	28,485	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1,850	—
Hirevue, Inc. - Revolver	8,367	14,113
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Kangaroo Bidco AS - Delayed Draw	22,500	53,817
Laramie Energy, LLC - Delayed Draw	—	27,439
Lynx BidCo - Delayed Draw & Revolver	25,077	—
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	4,286	—
OutSystems Luxco SARL - Delayed Draw	2,235	2,212
PDI TA Holdings, Inc. - Delayed Draw & Revolver	43,317	—
Ping Identity Holding Corp. - Revolver	—	13,636
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4,753	6,255
Raptor US Buyer II Corp. - Revolver	4,318	—
Sapphire Software Buyer, Inc. - Revolver	27,027	—
Scorpio Bidco - Delayed Draw	16,377	—
Shiftmove GmbH - Delayed Draw	6,510	—
SkyLark UK DebtCo Limited - Delayed Draw	25,795	28,192
SL Buyer Corp. - Delayed Draw	1,332	1,475
Sport Alliance GmbH - Revolver	698	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	60,896	—
USA Debusk, LLC - Delayed Draw & Revolver	39,175	—
Varinem German Bidco GmbH - Delayed Draw	3,830	—
Wrangler Topco, LLC - Delayed Draw & Revolver	32,377	9,576
Total Portfolio Company Commitments (1)(2)	$977,946	$358,502

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

Other Commitments and Contingencies

As of September 30, 2024, the Company had unfunded commitments of $275.8 million to new borrowers that are not current portfolio companies. As of December 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2024, the Company had received Capital Commitments totaling $7.4 billion ($4.7 billion remaining undrawn). As of December 31, 2023, the Company had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the nine months ended September 30, 2024 and 2023. All shares issued to shareholders in the tables below are newly issued shares.

	For the Nine Months Ended
	September 30, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
March 29, 2024	March 31, 2024	May 7, 2024	869,766
June 30, 2024	June 30, 2024	August 6, 2024	953,857
Total Common Shares Issued			2,618,663

	For the Nine Months Ended
	September 30, 2023
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
March 30, 2023	March 31, 2023	May 10, 2023	371,108
June 30, 2023	June 30, 2023	August 16, 2023	629,647
Total Common Shares Issued			1,000,755

During the nine months ended September 30, 2024, the Company issued 2,618,663 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $74.5 million. During the nine months ended September 30, 2023, the Company issued 1,000,755 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $26.0 million.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024 and 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
June 25, 2024	10,152,231	300,000
September 24, 2024	8,280,854	250,000
	35,781,993	$1,049,736

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
June 28, 2023	2,798,480	75,000
September 26, 2023	5,387,887	150,000
	17,830,180	$475,000

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings (loss) per common share—basic
Increase (decrease) in net assets resulting from operations	$126,980	$61,503	$332,299	$122,553
Weighted average Common Shares outstanding—basic and diluted	95,855,394	35,303,072	83,485,668	30,109,493
Earnings (loss) per common share—basic and diluted	$1.32	$1.74	$3.98	$4.07

11. Dividends

The following table summarizes dividends declared during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2024	March 31, 2024	May 6, 2024	$0.67
June 28, 2024	June 30, 2024	August 5, 2024	0.67
September 30, 2024	September 30, 2024	November 12, 2024	0.67
Total Dividends Declared			$2.01

	Nine Months Ended
	September 30, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2023	March 31, 2023	May 9, 2023	$0.40
June 30, 2023	June 30, 2023	August 15, 2023	0.67
September 29, 2023	September 30, 2023	November 15, 2023	0.67
Total Dividends Declared			$1.74

The dividends declared during the nine months ended September 30, 2024 and 2023 were derived from net investment income, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the Consolidated Financial Statements. The following are the financial highlights for one share of Common Shares outstanding for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Per Share Data (1)
Net asset value, beginning of period	$27.75	$24.98

Net investment income (2)	3.11	2.64
Net realized and unrealized gain (loss) (2)	0.87	1.43
Total from operations	3.98	4.07
Net Common Share Issuance (3)	(0.03)	(0.12)
Dividends declared (4)	(2.01)	(1.74)
Total increase (decrease) in net assets	1.94	2.21
Net Asset Value, End of Period	$29.69	$27.19
Total return based on net asset value (5)	14.76%	15.81%
Common shares outstanding, end of period	103,879,431	40,712,963
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets without management fee waiver	12.56%	13.69%
Ratio of net expenses to average net assets with management fee waiver	11.05%	11.95%
Ratio of net investment income to average net assets without management fee waiver	12.31%	10.84%
Ratio of net investment income to average net assets with management fee waiver	13.81%	12.59%
Portfolio turnover	16.38%	6.45%
Net assets, end of period	$3,084,597	$1,107,145

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

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through September 30, 2024, we have originated approximately $16.3 billion aggregate principal amount of investments and retained approximately $6.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of September 30, 2024, our core portfolio companies had a weighted average annual revenue of $679.0 million and weighted average annual EBITDA of $216.6 million. As of September 30, 2024, our core portfolio companies had a median annual revenue of $224.2 million and median annual EBITDA of $73.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2024, the largest investment in a single issuer based on fair value represented 4.9% of our total investment portfolio.

As of September 30, 2024, the average investment size in each of our portfolio companies was approximately $97.2 million based on fair value.

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

As of September 30, 2024, the largest industry represented 21.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2024, approximately 96.3% of our portfolio was invested in secured debt, including 94.7% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended September 30, 2024, the weighted average term on new debt investment commitments in new portfolio companies was 6.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2024, we had call protection on 92.0% of our debt investments based on fair value, with weighted average call prices of 109.4% for the first year, 105.2% for the second year and 102.7% for the third year, in each case from the date of the initial investment. As of September 30, 2024, 97.5% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $80 billion of assets under management as of September 30, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 650 investment and operating professionals. As of September 30, 2024, sixty-nine (69) of these personnel are dedicated to direct lending, including fifty-four (54) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of September 30, 2024, 97.5% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2024, 4.9% and 4.8% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2024, our portfolio based on fair value consisted of 94.7% first-lien debt investments, 1.6% second-lien debt investments, 2.0% mezzanine investments and 1.7% equity and other investments. As of December 31, 2023, our portfolio based on fair value consisted of 92.0% first-lien debt investments, 2.6% second-lien debt investments, 3.4% mezzanine investments and 2.0% equity and other investments.

As of September 30, 2024 and December 31, 2023, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.9% and 13.4% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.1% and 13.7%, respectively.

As of September 30, 2024 and December 31, 2023, we had investments in 61 and 37 portfolio companies, respectively, with an aggregate fair value of $5,926.8 million and $3,099.2 million.

For the three months ended September 30, 2024, the principal amount of new investments funded was $890.4 million in eight new portfolio companies and four existing portfolio companies. For this period, we had $83.6 million aggregate principal amount in exits, sales and repayments.

For the three months ended September 30, 2023, the principal amount of new investments funded was $291.8 million in seven new portfolio companies. For this period, we had $26.2 million aggregate principal amount in repayments.

Our investment activity for the three months ended September 30, 2024 and 2023, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2024	September 30, 2023
New investment commitments:
Gross originations (1)	$2,396.9	$782.2
Less: Syndications/sell downs (1)	1,241.4	421.1
Total new investment commitments	$1,155.5	$361.1
Principal amount of investments funded:
First-lien	$890.4	$282.0
Second-lien	—	—
Mezzanine	—	0.2
Equity and other	—	9.6
Total	$890.4	$291.8
Principal amount of investments sold or repaid:
First-lien	$83.6	$26.2
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	—
Total	$83.6	$26.2
Number of new investment commitments in new portfolio companies	8	7
Average new investment commitment amount in new portfolio companies	$128.9	$51.6
Weighted average term for new investment commitments in new portfolio companies (in years)	6.6	6.6
Percentage of new debt investment commitments at floating rates	76.2%	99.2%
Percentage of new debt investment commitments at fixed rates	23.8%	0.8%
Weighted average interest rate of new investment commitments	11.7%	11.7%
Weighted average spread over reference rate of new floating rate investment commitments	6.3%	6.5%
Weighted average interest rate on investments fully sold or paid down	13.2%	N/A

(1)
Includes affiliates of Sixth Street.

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	September 30, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$5,480.7	$5,611.4	$2,792.9	$2,850.9
Second-lien debt investments	88.8	94.9	77.9	79.1
Mezzanine debt investments	114.5	119.3	104.3	106.5
Equity and other investments	90.9	101.2	62.7	62.7
Total	$5,774.9	$5,926.8	$3,037.8	$3,099.2

We have no non-accrual investments as of September 30, 2024 or December 31, 2023.

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	11.9%	13.4%
Weighted average interest rate of debt and income producing securities	11.5%	13.0%
Weighted average spread over reference rate of all floating rate investments	6.5%	7.3%

(1)
Weighted average total portfolio yield at fair value was 11.7% at September 30, 2024 and 13.2% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$5,720.9	96.5%	$2,875.8	92.8%
2	141.1	2.4	145.5	4.7
3	64.8	1.1	77.9	2.5
4	—	—	—	—
5	—	—	—	—
Total	$5,926.8	100.0%	$3,099.2	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$178.9	$66.5	$467.9	$155.3
Less: Net expenses	78.0	34.0	205.9	74.6
Net investment income before income taxes	100.9	32.5	262.0	80.7
Less: Income taxes, including excise taxes	—	0.4	2.2	1.1
Net investment income	100.9	32.1	259.8	79.6
Net realized gains (losses) (1)(2)	(0.0)	(0.5)	6.9	(0.4)
Net change in unrealized gains (losses) (2)	26.1	30.0	65.6	43.4
Net increase (decrease) in net assets resulting from operations	$127.0	$61.6	$332.3	$122.6

(1)
Amounts round to less than $0.1 million.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest from investments	$162.3	$60.7	$416.4	$140.5
Paid-in-kind interest income	8.7	5.0	22.4	8.8
Dividend income	1.3	—	1.3	—
Other income	6.6	0.8	27.8	6.0
Total investment income	$178.9	$66.5	$467.9	$155.3

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $60.7 million for the three months ended September 30, 2023 to $162.3 million for the three months ended September 30, 2024. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $5.0 million for the three months ended September 30, 2023 to $8.7 million for the three months ended September 30, 2024, primarily due to increased PIK elections. Other income increased from $0.8 million for the three months ended September 30, 2023 to $6.6 million for the three months ended September 30, 2024, primarily due to increased arranger fees and amendment fees.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $140.5 million for the nine months ended September 30, 2023 to $416.4 million for the nine months ended September 30, 2024. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $8.8 million for the nine months ended September 30, 2023 to $22.4 million for the nine months ended September 30, 2024, primarily due to increased PIK elections. Other income increased from $6.0 million for the nine months ended September 30, 2023 to $27.8 million for the nine months ended September 30, 2024, primarily due to increased arranger fees and amendment fees.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest	$50.0	$20.4	$132.1	$45.6
Management fees (net of waivers)	6.5	2.2	16.6	5.6
Incentive fees related to pre-incentive net investment income	14.9	5.1	38.4	12.1
Incentive fees related to realized/unrealized capital gains (losses)	3.4	3.7	9.2	5.2
Organizational and offering expense	0.3	0.3	1.2	0.6
Professional fees	1.5	0.7	3.9	2.0
Trustees fees	0.1	0.3	0.5	0.6
Other general and administrative	1.3	1.3	4.0	2.9
Net Expenses	$78.0	$34.0	$205.9	$74.6

Interest

Interest expense, including other debt financing costs, increased from $20.4 million for the three months ended September 30, 2023 to $50.0 million for the three months ended September 30, 2024. This increase was primarily due to an increase in average debt outstanding from $1.0 billion for the three months ended September 30, 2023 to $2.6 billion for the three months ended September 30, 2024.

Interest expense, including other debt financing expenses, increased from $45.6 million for the nine months ended September 30, 2023 to $132.1 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in the average debt outstanding from $0.7 billion for the nine months ended September 30, 2023 to $2.3 billion for the nine months ended September 30, 2024.

Management Fees

Management Fees (gross of waivers) increased from $7.1 million for the three months ended September 30, 2023 to $18.9 million for the three months ended September 30, 2024 due to an increase in average assets for the three months ended September 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $2.2 million for the three months ended September 30, 2023 to $6.5 million for the three months ended September 30, 2024. For the three months ended September 30, 2023 and 2024, the Adviser waived Management Fees of $4.9 million and $12.3 million, respectively.

Management Fees (gross of waivers) increased from $16.6 million for the nine months ended September 30, 2023 to $45.0 million for the nine months ended September 30, 2024 due to an increase in average assets for the nine months ended September 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $5.6 million for the nine months ended

September 30, 2023 to $16.6 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2023 and 2024, the Adviser waived Management Fees of $11.0 million and $28.4 million, respectively.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $5.1 million for the three months ended September 30, 2023 to $14.9 million three months ended September 30, 2024. This increase resulted from an increase in net investment income for the three months ended September 30, 2024. For the three months ended September 30, 2024 and 2023, $3.4 million and $3.7 million were accrued related to Capital Gains Fees. As of September 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $12.1 million for the nine months ended September 30, 2023 to $38.4 million for the nine months ended September 30, 2024. This increase resulted from an increase in net investment income for the nine months ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, $9.2 million and $5.2 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

Organizational and offering expenses were $0.3 million for the three months ended September 30, 2023 and $0.3 million for the three months ended September 30, 2024.

Organizational and offering expenses increased from $0.6 million for the nine months ended September 30, 2023 to $1.2 million for the nine months ended September 30, 2024. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $0.7 million for the three months ended September 30, 2023 to $1.5 million for the three months ended September 30, 2024. Trustees Fees decreased from $0.3 million for the three months ended September 30, 2023 to $0.1 million for the three months ended September 30, 2024. Other general and administrative expenses were $1.3 million for the three months ended September 30, 2023 and for the three months ended September 30, 2024.

Professional fees increased from $2.0 million for the nine months ended September 30, 2023 to $3.9 million for the nine months ended September 30, 2024. Trustees Fees decreased from $0.6 million for the nine months ended September 30, 2023 to $0.4 million for the nine months ended September 30, 2024. Other general and administrative expenses increased from $2.9 million for the nine months ended September 30, 2023 to $4.0 million for the nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2024, we recorded no net expense and $2.2 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2023, we recorded a net expense of $0.4 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gains (losses) on investments	$0.1	$—	$3.7	$—
Net realized gains (losses) on foreign currency investments (1)	0.0	—	0.8	—
Net realized gains (losses) on foreign currency transactions (1)	(0.0)	(0.5)	0.2	(0.4)
Net realized gains (losses) on foreign currency borrowings	(0.1)	—	2.2	—
Net Realized Gains (Losses) (1)	$(0.0)	$(0.5)	$6.9	$(0.4)

Change in unrealized gains on investments	$62.5	$28.9	$101.5	$44.2
Change in unrealized (losses) on investments	(6.4)	(2.8)	(10.9)	(3.6)
Net Change in Unrealized Gains (Losses) on Investments	$56.1	$26.1	$90.6	$40.6

Unrealized gains (losses) on foreign currency borrowings	(30.0)	3.9	(25.0)	2.8
Unrealized gains (losses) on foreign currency cash (1)	(0.0)	—	—	(0.0)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(30.0)	$3.9	$(25.0)	$2.8

Net Change in Unrealized Gains (Losses)	$26.1	$30.0	$65.6	$43.4

(1) Amounts round to less than $0.1 million.

For the three and nine months ended September 30, 2024, we had net realized gains on investments of $0.1 million and $3.7 million, respectively. For the three and nine months ended September 30, 2023, we had no realized gains or losses on investments. For the three and nine months ended September 30, 2024, we had net realized gains on foreign currency investments of less than $0.1 million and $0.8 million, respectively. For the three and nine months ended September 30, 2023, we had no net realized gains or losses on foreign currency investments. For the three and nine months ended September 30, 2024, we had net realized losses of less than $0.1 million and net realized gains of $0.2 million, respectively, on foreign currency transactions. For the three and nine months ended September 30, 2023, we had net realized losses of $0.5 million and $0.4 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2024, we had net realized losses of $0.1 million and net realized gains of $2.2 million, respectively, on foreign currency borrowings. For the three and nine months ended September 30, 2023, we had no net realized gains or losses on foreign currency borrowings.

For the three months ended September 30, 2024, we had $62.5 million in unrealized gains on 49 portfolio company investments, which was offset by $6.4 million in unrealized losses on 12 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments. For the nine months ended September 30, 2024, we had $101.5 million in unrealized gains on 54 portfolio company investments, which was offset by $10.9 million in unrealized losses on 8 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments.

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

For the three and nine months ended September 30, 2024, we had $30.0 million and $25.0 million, respectively, in unrealized losses on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For the three and nine months ended September 30, 2023, we had $3.9 million and $2.8 million in unrealized gains, respectively, on foreign currency borrowings, primarily as a result of fluctuations in EUR and GBP. For the three and nine months ended September 30, 2024, we had less than $0.1 million in unrealized losses and no unrealized gains or losses, respectively, on foreign currency cash. For the three and nine months ended September 30, 2023, we had no gains or losses and less than $0.1 million in unrealized losses, respectively, on foreign currency cash.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through September 30, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 22.9% (based on total capital invested of $61.2 million and total proceeds from these exited investments of $72.2 million). One hundred percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and nine months ended September 30, 2024, we had $30.0 million and $25.0 million in unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we had $3.9 million and $2.8 million unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2023. In the determination of the second component of the Incentive Fee, any unrealized gains/(losses) specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains/(losses) related to foreign currency denominated investments. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 187.4% and 245.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2024 taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2024, we had approximately $548.7 million and $184.6 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of September 30, 2024, we had $514.2 million in cash and cash equivalents, including $41.9 million of restricted cash. For the nine months ended September 30, 2024, cash used in operating activities was $2,686.0 million, primarily attributable to funding portfolio investments of $3,256.1 million and other net operating activities of $324.6 million which was offset by repayments and proceeds from investments of $562.4 million, an increase in net assets resulting from operations of $332.3. Cash provided by financing activities was $3,191.4 million during the period due to borrowings of $6,283.8 million and proceeds from the capital calls of $1,049.7 million, which were partially offset by paydowns on debt of $4,026.5 million and other financing activities of $115.6 million.

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2024, we had received Capital Commitments totaling $7.4 billion ($4.7 billion remaining undrawn). As of December 31, 2023, we had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

The following tables summarize the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024 and 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
June 25, 2024	10,152,231	300.0
September 24, 2024	8,280,854	250.0
	35,781,993	$1,049.7

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
June 28, 2023	2,798,480	75.0
September 26, 2023	5,387,887	150.0
	17,830,180	$475.0

During the nine months ended September 30, 2024, we issued 2,618,663 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $74.5 million. During the nine months ended September 30, 2023, we issued 1,000,755 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $26.0 million.

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

On July 3, 2024, we exercised our option to extend the stated maturity date to August 29, 2025. The Subscription Facility will mature upon the earliest of: (i) August 29, 2025; (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the date on which our ability to call capital commitments for purposes of repaying the obligations under the Subscription Facility is terminated; and (iv) the date we terminate the commitments pursuant to the Subscription Facility.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2024, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 10.3 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of September 30, 2024 and December 31, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2024, we had outstanding debt denominated in British pounds (GBP) of 143.7 million, Euros (EUR) 413.9 million and Swedish Krona (SEK) 78.8 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $400 million. As of September 30, 2024, we had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2023, the Company had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the effective hedge interest rate swaps had a fair value of $22.5 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

2030 Notes

On September 16, 2024, we issued $600 million aggregate principal amount of unsecured notes that mature on January 15, 2030 (the “2030 Notes”). The principal amount of the 2030 Notes is payable at maturity. The 2030 Notes bear interest at a rate of 5.75% per year, payable semi-annually commencing on January 15, 2025, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $591.7 million. We used the net proceeds of the 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

We entered into an interest rate swap to align the interest rate of its liability with the our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, our effective interest rate on the 2030 Notes is SOFR plus 2.55%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the effective hedge interest rate swaps had a fair value of $(3.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

Debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Subscription Facility	$1,500.0	$951.3	$548.7	$947.1
Revolving Credit Facility	1,425.0	1,234.4	184.6	1,225.2
2029 Notes	750.0	750.0	—	757.8
2030 Notes	600.0	600.0	—	588.6
Total Debt	$4,275.0	$3,535.7	$733.3	$3,518.7

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes and 2030 Notes are presented net of deferred financing costs and original issue discounts of $4.2 million, $9.2 million, $14.7 million and $8.2 million, respectively.
(3)
The carrying value of the 2029 Notes and 2030 Notes are presented inclusive of an incremental $22.5 million $(3.2) million, respectively, which represents an adjustment in the carrying value of the 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2024 and December 31, 2023 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Apellis Pharmaceuticals, Inc. - Delayed Draw	42.1	—
Aptean, Inc. - Delayed Draw & Revolver	24.1	—
Arrow Buyer, Inc. - Delayed Draw	20.2	28.1
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	140.4	—
Artisan Bidco, Inc - Revolver	16.9	21.3
Avalara, Inc. - Revolver	13.6	13.6
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	82.6	—
Babylon Finco Limited - Delayed Draw	16.5	—
Banyan Software Holdings, LLC - Delayed Draw	67.5	20.1
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.1	1.3
Ben Nevis Midco Limited - Delayed Draw	27.3	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	10.5	16.7
Cirrus (BidCo) Limited - Delayed Draw	0.4	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	20.8
Disco Parent, Inc. - Revolver	5.8	5.8
Edge Bidco B.V - Delayed Draw & Revolver	1.1	1.1
Elements Finco Limited - Delayed Draw	48.1	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	8.5	3.2
Fullsteam Operations LLC - Delayed Draw & Revolver	47.2	31.2
Galileo Parent, Inc. - Revolver	7.4	15.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	28.5	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1.9	—
Hirevue, Inc. - Revolver	8.4	14.1
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Kangaroo Bidco AS - Delayed Draw	22.5	53.9
Laramie Energy, LLC - Delayed Draw	—	27.4
Lynx BidCo - Delayed Draw & Revolver	25.1	—
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	4.3	—
OutSystems Luxco SARL - Delayed Draw	2.2	2.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	43.3	—
Ping Identity Holding Corp. - Revolver	—	13.6
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4.8	6.3
Raptor US Buyer II Corp. - Revolver	4.3	—
Sapphire Software Buyer, Inc. - Revolver	27.0	—
Scorpio Bidco - Delayed Draw	16.4	—
Shiftmove GmbH - Delayed Draw	6.5	—
SkyLark UK DebtCo Limited - Delayed Draw	25.8	28.2
SL Buyer Corp. - Delayed Draw	1.3	1.5
Sport Alliance GmbH - Revolver	0.7	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	60.9	—
USA Debusk, LLC - Delayed Draw & Revolver	39.2	—
Varinem German Bidco GmbH - Delayed Draw	3.8	—
Wrangler Topco, LLC - Delayed Draw & Revolver	32.4	9.6
Total Portfolio Company Commitments (1)(2)	$977.9	$358.5

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

Other Commitments and Contingencies

As of September 30, 2024, we had unfunded commitments of $275.8 million to new borrowers that are not current portfolio companies. As of December 31, 2023 we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$951.3	$951.3	$—	$—	$—
Revolving Credit Facility	1,234.4	—	—	1,234.4	—
2029 Notes	750.0	—	—	750.0	—
2030 Notes	600.0	—	—	—	600.0
Total Contractual Obligations	$3,535.7	$951.3	$—	$1,984.4	$600.0

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

As of September 30, 2024, 97.5% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes and 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$170.4	$106.1	$64.3
Up 200 basis points	$113.6	$70.7	$42.9
Up 100 basis points	$56.8	$35.4	$21.4
Down 25 basis points	$(14.2)	$(5.5)	$(8.7)
Down 50 basis points	$(28.4)	$(17.7)	$(10.7)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on September 27, 2024, for information about unregistered sales of our equity securities during the quarter ended September 30, 2024.

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
4.1

Third Supplemental Indenture, dated as of September 16, 2024, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2024)

4.2	Form of 5.750% Note Due 2030 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2024 and incorporated by reference)
4.3

Registration Rights Agreement, dated as of September 16, 2024, relating to the Notes, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 20, 2024)

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

Sixth Street Lending Partners

Date: November 6, 2024	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(principal executive officer)

Date: November 6, 2024	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(principal financial officer)