Form 10-K
period 2024-12-31
Sixth Street Lending Partners
filed 2025-02-14
CIK 1925309

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share (the "Common Shares"), outstanding at February 14, 2025 was 141,664,937.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET LENDING PARTNERS

Index to Annual Report on Form 10-K for

Year Ended December 31, 2024

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

ITEM 1. BUSINESS

General

Our Company

We are organized as a Delaware statutory trust named Sixth Street Lending Partners. We are focused on lending to upper middle-market companies. The Company was formed on April 5, 2022. Since we began our investment activities in August 2022, through December 31, 2024, we have originated approximately $21.6 billion aggregate principal amount of investments and retained approximately $7.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA (as defined below), which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of December 31, 2024, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 93.8% of our total investments based on fair value, had weighted average annual revenue of $647.3 million and weighted average annual EBITDA of $223.1 million. As of December 31, 2024, our core portfolio companies had a median annual revenue of $269.1 million and median annual EBITDA of $78.7 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2024, based on fair value our portfolio consisted of 94.9% first-lien debt investments, 1.3% second-lien debt investments, 1.7% mezzanine debt investments and 2.1% equity and other investments. As of December 31, 2024, 96.5% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2024, we had investments in 67 portfolio companies, with an average investment size of approximately $108.1 million based on fair value. As of December 31, 2024, the largest single investment based on fair value represented 4.3% of our total investment portfolio.

As of December 31, 2024, our portfolio was invested across nineteen different industries. The largest industry in our portfolio as of December 31, 2024 was Business Services, which represents, as a percentage of our portfolio, 18.7%, based on fair value.

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

Sixth Street is a global investment business with over $100 billion of assets under management as of December 31, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 650 investment and operating professionals. As of December 31, 2024, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

In November 2024, our Board renewed the Investment Advisory Agreement and the Administration Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2025, and may be extended subject to required approvals.

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

The foundation of our investment philosophy incorporates intensive analysis, a management discipline based on both market technical and fundamental value-oriented research, and consideration of diversification within our portfolio. We follow a rigorous investment process based on:

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

Investments

As of December 31, 2024 and December 31, 2023, we had made investments with an aggregate fair value of $7,244.3 million and $3,099.2 million, respectively, in 67 and 37 portfolio companies, respectively.

Investments consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$6,732.1	$6,871.8	$139.7
Second-lien debt investments	89.5	94.8	5.3
Mezzanine debt investments	118.4	123.2	4.8
Equity and other investments	140.0	154.5	14.5
Total Investments	$7,080.0	$7,244.3	$164.3

	December 31, 2023
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,792.9	$2,850.9	$58.0
Second-lien debt investments	77.9	79.1	1.2
Mezzanine debt investments	104.3	106.5	2.2
Equity and other investments	62.7	62.7	—
Total Investments	$3,037.8	$3,099.2	$61.4

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Automotive	4.0%	1.9%
Business Services	18.7%	25.4%
Chemicals	0.5%	0.7%
Communications	6.4%	1.9%
Education	5.2%	4.6%
Electronics	3.1%	—
Financial Services	6.5%	18.3%
Healthcare	2.5%	3.8%
Hotel, Gaming and Leisure	7.4%	—
Human Resource Support Services	3.9%	8.5%
Insurance	0.9%	1.9%
Internet Services	7.2%	8.3%
Manufacturing	8.0%	9.9%
Oil, Gas and Consumable Fuels	2.9%	7.4%
Other	3.4%	—
Pharmaceuticals	8.7%	—
Real Estate (1)	0.0%	—
Retail and Consumer Products	9.5%	7.4%
Transportation	1.2%	—
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

We classify the industries of our portfolio companies by end-market (such as Business Services and Retail and Consumer Products) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
United States
Midwest	18.0%	16.0%
Northeast	17.3%	23.1%
South	14.2%	7.4%
West	26.8%	40.3%
Canada	2.3%	1.9%
Finland (1)	0.0%	0.0%
France	1.8%	—
Germany	0.6%	0.3%
Italy	2.4%	—
Luxembourg	—	0.1%
Netherlands	0.2%	0.1%
Norway	5.5%	5.4%
Sweden	0.1%	—
United Kingdom	10.8%	5.4%
Total	100.0%	100.0%
(1)
Value rounds to less than 0.1%

Investment Commitments

As of December 31, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Apellis Pharmaceuticals, Inc. - Delayed Draw	42.1	—
Aptean, Inc. - Delayed Draw & Revolver	15.8	—
Arrow Buyer, Inc. - Delayed Draw	20.2	28.1
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	135.2	—
Artisan Bidco, Inc. - Revolver	16.9	21.3
Avalara, Inc. - Revolver	13.6	13.6
AVSC Holding Corp. - Revolver	33.8	—
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	—
Babylon Finco Limited - Delayed Draw	16.5	—
Banyan Software Holdings, LLC - Delayed Draw	19.5	20.1
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.1	1.3
Ben Nevis Midco Limited - Delayed Draw	27.3	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	9.1	16.7
Cirrus (Bidco) Ltd - Delayed Draw	0.4	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	20.8
Disco Parent, Inc. - Revolver	5.8	5.8
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Elysium BidCo Limited - Revolver	19.3	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	2.8	3.2
Eventus Buyer, LLC - Delayed Draw & Revolver	18.8	—
Flight Intermediate HoldCo, Inc. - Delayed Draw	44.0	—
Fullsteam Operations, LLC - Delayed Draw & Revolver	70.3	31.2
Galileo Parent, Inc. - Revolver	12.8	15.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	28.5	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1.7	—
HireVue, Inc. - Revolver	5.1	14.1
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Kangaroo Bidco AS - Delayed Draw	22.5	53.9
Kryptona BidCo US, LLC - Revolver	14.7	—
Laramie Energy, LLC - Delayed Draw	—	27.4
Lynx BidCo - Delayed Draw & Revolver	25.1	—
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3.2	—
OutSystems Luxco SARL - Delayed Draw	—	2.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	26.5	—
Ping Identity Holding Corp. - Revolver	—	13.6
QSR Acquisition Co. - Delayed Draw	5.0	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.4	6.3
Raptor US Buyer II Corp. - Revolver	4.3	—
Sapphire Software Buyer, Inc. - Revolver	27.0	—
Scorpio Bidco - Delayed Draw	15.2	—
Severin Acquisition, LLC - Delayed Draw & Revolver	72.5	—
Shiftmove GmbH - Delayed Draw	6.0	—
Sky Bidco S.p.A. - Delayed Draw	29.6	—
SkyLark UK DebtCo Limited - Delayed Draw	24.1	28.2
SL Buyer Corp. - Delayed Draw	1.3	1.5
SMA Technologies Holdings, LLC - Revolver	4.0	—
Sport Alliance GmbH - Revolver	0.6	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	61.2	—
USA Debusk, LLC - Delayed Draw & Revolver	42.1	—
Varinem German Bidco GmbH - Delayed Draw	3.6	—

Wrangler Topco, LLC - Delayed Draw & Revolver	32.4	9.6
Total Portfolio Company Commitments (1)(2)	$1,050.4	$358.5

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

Other Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024 and December 31, 2023, our asset coverage was 193.0% and 245.6%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Subscription Facility	$1,500.0	$1,496.7	$3.2	$1,493.7
Revolving Credit Facility	1,550.0	1,502.0	42.1	1,492.9
2029 Notes	750.0	750.0	—	734.7
January 2030 Notes	600.0	600.0	—	567.3
Total Debt	$4,400.0	$4,348.7	$45.3	$4,288.6

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, 2029 Notes and January 2030 Notes are presented net of deferred financing costs and original issue discounts totaling $3.0 million, $9.1 million, $14.2 million and $8.6 million, respectively.
(3)
The carrying values of the 2029 Notes and January 2030 Notes are presented inclusive of an incremental $1.1 million and $24.1 million, respectively, which represents an adjustment in the carrying values of the 2029 Notes and January 2030 Notes, each resulting from a hedge accounting relationship.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, the components of interest expense were as follows:

	Year Ended		From April 5, 2022 (Inception) through
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$169.8	$64.1	$4.6
Commitment fees	3.2	3.1	0.2
Amortization of deferred financing costs	8.3	5.2	0.4
Accretion of original issue discount	1.0	—	—
Swap settlement	9.7	—	—
Total Interest Expense	$192.0	$72.4	$5.2
Average debt outstanding (1)	$2,519.0	$876.9	$219.4
Weighted average interest rate (1)	7.1%	7.3%	6.3%

(1)
From April 5, 2022 (Inception) through December 31, 2022, the average debt outstanding and weighted average interest rate were computed from the initial drawdown on the Subscription Facility, on September 1, 2022.

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

Administration

Each of our officers is an employee of our Adviser or its affiliates. We do not currently have any employees and do not expect to have any employees. Individuals who are employees of our Adviser or its affiliates provide services necessary for our business under the terms of the Investment Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by our Adviser and the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Adviser or its affiliates. Our Investment Team focuses on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). See “Investment Advisory Agreement; Administration Agreement; License Agreement” below.

In addition to our Adviser, Sixth Street has a team of over 650 investment and operating professionals. As of December 31, 2024, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Management Fees (gross of waivers) were $67.8 million, $25.2 million and $2.7 million, respectively.

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Management Fees of $43.8 million, $16.7 million and $2.0 million were waived, respectively.

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

(ii)
The second component, payable at the end of each fiscal year in arrears, prior to an Exchange Listing, equal 12.5% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain Incentive Fee for prior periods (the “Capital Gains Fee”). In the determination of the second component of the Incentive Fee, any unrealized gains or losses specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains or losses related to foreign currency denominated investments. Following an Exchange Listing, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an Exchange Listing and from such Exchange Listing to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an Exchange Listing, the portion of the Company’s realized capital gains that accrued prior to an Exchange Listing will be subject to an Incentive Fee rate of 12.5% and the portion of the Company’s realized capital gains that accrued following an Exchange Listing will be subject to an Incentive Fee rate of 17.5%.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Incentive Fees on net investment income were $54.7 million, $19.3 million and $1.0 million, respectively. For the years ended December 31, 2024 and December 31, 2023, $17.8 million and $6.7 million, respectively, were accrued related to Capital Gains Fees. For the period from April 5, 2022 (Inception) through December 31, 2022, there was no accrual for Capital Gains Fees.

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

On June 28, 2022, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See "-Payment of Our Expenses" below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser for certain expenses incurred by any such affiliates or third parties for work done on its behalf. For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we incurred expenses of $4.0 million, $2.7 million and $0.5 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2025, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the trustees of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Trustees). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred shares or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2024 and December 31, 2023, our asset coverage was 193.0% and 245.6%, respectively.

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

As of December 31, 2024 and December 31, 2023, our asset coverage was 193.0% and 245.6%, respectively.

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted codes of ethics which apply to, among others, our officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, trustees and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.

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

We make available on our website (www.sixthstreetlendingpartners.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K that we file with the SEC. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report.

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
•
Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies and we may be exposed to special risks associated with bankruptcy cases.
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
•
The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
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

General Risk Factors

•
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends.
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

Our Board may decide to issue additional Common Shares to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our Common Shares at a price below net asset value per share. We may, however, elect to issue and sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current net asset value of our Common Shares if our Board determines that the sale is in the Company’s best interest and the best interests of the Company’s shareholders, and the Company’s shareholders have approved our policy and practice of making these sales within the preceding 12 months. We may in the future seek such approval; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell our Common Shares at a price below net asset value per share, existing shareholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share and would cause a proportionately greater decrease in the shareholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our price per share may decline. Because the number of Common Shares that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

As of December 31, 2024, we had $4,348.7 million principal amount of outstanding indebtedness, which had an annualized interest cost of 7.1% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 4.1%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2024

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to shareholder (2)	(28.4%)	(17.9%)	(7.3%)	3.2%	13.8%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2)
In order to compute the “Corresponding return to shareholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 7.1% by the approximately $2,519.0 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding return to shareholder.”

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

As of December 31, 2024, there was no undistributed income. As of December 31, 2023, we elected to retain approximately $89.5 million, of taxable income and capital gains in order to provide us with additional liquidity. For the years ended December 31, 2024 and December 31, 2023, we recorded an expense of $2.2 million and $1.5 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), the Federal Funds Rate or the Prime Rate.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions.

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

Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.

We and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are recent examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. For example, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we are subject impose compliance costs and risks of penalties, which could increase as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us to collect, store, use, transmit and process personal information.

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial conditions and results of operations, including affecting investment returns.

While we, the Advisor and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

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

In light of the presidential transition in 2025, global trade disputes may be magnified, including the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on the Company's portfolio investments. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which the Company is likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and is portfolio investments.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. capital markets have experienced extreme volatility and disruption in recent years. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may in the future implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, in 2023, Fitch downgraded the federal government’s credit rating from AAA to AA+. Further downgrades or warnings by S&P, Moody's, or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

After raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, in 2024, the Federal Reserved lowered the target rate three times. In 2025, it is possible that the Federal Reserve will lower the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways. Areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the narrowly divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also increase tariffs and potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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
•
our officers, trustees and Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
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
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.

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

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Russia's invasion of Ukraine and the conflict in the Middle East, among other current events, could also have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

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

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. shareholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. For additional information on these regulatory changes, see “—Risks Related to Our Portfolio Company Investments—The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.” See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Interest Rate and Foreign Currency Hedging.”

Finally, Rule 18f-4 constrains our ability to use swaps and other derivatives. Among other requirements, the rule would force us to reduce our use of derivatives, unless we were to qualify as a limited derivatives user under the rule, if the value-at-risk of our investment portfolio including our swap or derivative positions, exceeds 200 percent of a “designated reference portfolio,” which is a designated index that is unleveraged and reflects the market or asset classes in which we invest or our securities portfolio. If we could not identify a suitable reference portfolio, our value-at-risk would not be permitted to exceed 20% of our net assets. In addition, we are required under the final rule to establish a risk management program for our use of swaps or other derivative positions. Based on our current use of derivatives primarily for interest rate hedging purposes, we believe that we qualify, and will continue to qualify, as a limited derivatives user under the rule. However, we cannot assure you that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

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

General Risk Factors

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, have a material adverse effect on our operating results and negatively affect our ability to pay dividends.

Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser engage certain third-party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. the Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

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

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our portfolio companies that rely on locations in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses that focus on tourism or recreational travel. Additionally, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our officers under the oversight of our Board of Trustees. Our officers are senior professionals of the Adviser and Sixth Street and each of the Adviser and Administrator is a subsidiary of Sixth Street. As such, we are reliant on Sixth Street for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Sixth Street has provided to us regarding its cybersecurity program that are relevant to us.

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

Sixth Street has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our officers and other representatives of the Adviser or its affiliates) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually.

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

Cybersecurity Governance

Sixth Street has a dedicated cybersecurity team, led by its Head of Technology Risk, who works closely with Sixth Street’s Cybersecurity Committee, to develop and advance the firm’s cybersecurity strategy, which applies to us. Sixth Street’s Cybersecurity Committee includes its Chief Operating Officer and Chief Information Officer, Chief Risk Officer, General Counsel, Chief Compliance Officer, as well as our Chief Financial Officer and Chief Compliance Officer.

The Head of Technology Risk has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across Sixth Street. He has a B.S in Computer Science from University of Washington and has over 18 years of experience contributing to cybersecurity related workflows, processes, policies, system designs, program management, and vulnerability discovery, exploitation, mitigation, and remediation.

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

Holders

As of February 14, 2025, there were approximately 98 holders of record of our Common Shares.

Issuer Purchases of Equity Securities

None.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of the last fiscal year. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2024 is attached as an exhibit to this annual report on Form 10-K. The "-" indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit
Class and Year/Period
Revolving Credit Facility
December 31, 2024	$1,502.0	$1,929.6	−	N/A
December 31, 2023	193.3	2,456.0	−	N/A
December 31, 2022	538.0	2,016.2	−	N/A
Subscription Facility
December 31, 2024	$1,496.8	$1,929.6	−	N/A
December 31, 2023	1,054.7	2,456.0	−	N/A
2029 Notes
December 31, 2024	$744.3	$1,929.6	−	N/A
January 2030 Notes
December 31, 2024	$599.1	$1,929.6	−	N/A

(1) Total amount of each class of senior securities outstanding at carrying value, excluding the impact of deferred financing costs and hedge accounting relationships, at the end of the period presented

ITEM 6. RESERVED

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through December 31, 2024, we have originated more than $21.6 billion aggregate principal amount of investments and retained approximately $7.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of December 31, 2024, our core portfolio companies had a weighted average annual revenue of $647.3 million and weighted average annual EBITDA of $223.1 million. As of December 31, 2024, our core portfolio companies had a median annual revenue of $269.1 million and median annual EBITDA of $78.7 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2024, the largest single investment based on fair value represented 4.3% of our total investment portfolio.

As of December 31, 2024, the average investment size in each of our portfolio companies was approximately $108.1 million based on fair value.

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

As of December 31, 2024, the largest industry represented 18.7% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2024, approximately 96.2% of our portfolio was invested in secured debt, including 94.9% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the period ended December 31, 2024, the weighted average term on new investment commitments in new portfolio companies was 6.6 years.

Deal Dynamics. We will focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2024, we had call protection on 94.6% of our debt investments based on fair value, with weighted average call prices of 108.4% for the first year, 104.5% for the second year and 102.3% for the third year, in each case from the date of the initial investment. As of December 31, 2024, 96.5% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $100 billion of assets under management as of December 31, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 650 investment and operating professionals. As of December 31, 2024, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of December 31, 2024, 96.5% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the years ended December 31, 2024 and December 31, 2023, 5.2% and 5.9% of our total investment income was comprised of PIK interest. For the period beginning April 5, 2022 (Inception) through December 31, 2022, none of our investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of December 31, 2024, our portfolio based on fair value consisted of 94.9% first-lien debt investments, 1.3% second-lien debt investments, 1.7% mezzanine investments and 2.1% equity and other investments. As of December 31, 2023, our portfolio based on fair value consisted of 92.0% first-lien debt investments, 2.6% second lien-debt investments, 3.4% mezzanine investments and 2.0% equity and other investments.

As of December 31, 2024 and December 31, 2023, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.0% and 13.4%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.3% and 13.7%.

As of December 31, 2024 and December 31, 2023, we had investments in 67 and 37 portfolio companies, with an aggregate fair value of $7,244.3 million and $3,099.2 million.

For the year ended December 31, 2024, the principal amount of new investments funded was $4,263.9 million in 34 new portfolio companies and 11 existing portfolio companies. For this period, we had $662.5 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2023, the principal amount of new investments funded was $2,279.8 million in 27 new portfolio companies and 8 existing portfolio companies. For this period, we had $60.4 million aggregate principal amount in exits and repayments.

Our investment activity for the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended		From April 5, 2022 (Inception) through
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
New investment commitments:
Gross originations (1)	$14,354.5	$5,500.4	$1,704.3
Less: Syndications/sell downs (1)	8,682.4	2,866.3	—
Total new investment commitments	$5,672.1	$2,634.1	$1,704.3
Principal amount of investments funded:
First-lien	$4,174.9	$2,044.5	$831.5
Second-lien	10.3	83.9	—
Mezzanine	1.1	101.2	—
Equity and other	77.6	50.2	7.8
Total	$4,263.9	$2,279.8	$839.3
Principal amount of investments sold or repaid:
First-lien	$660.4	$60.4	$—
Second-lien	2.1	—	—
Mezzanine	—	—	—
Equity and other	—	—	—
Total	$662.5	$60.4	$—
Number of new investment commitments in new portfolio companies	34	27	10
Average new investment commitment amount in new portfolio companies	$143.4	$84.3	$80.9
Weighted average term for new investment commitments in new portfolio companies (in years)	6.6	6.1	5.9
Percentage of new debt investment commitments at floating rates	93.2%	99.9%	100.0%
Percentage of new debt investment commitments at fixed rates	6.8%	0.1%	N/A
Weighted average interest rate of new investment commitments	10.4%	12.8%	11.8%
Weighted average spread over reference rate of new floating rate investment commitments	6.0%	7.5%	7.3%
Weighted average interest rate on investments fully sold or paid down	11.9%	N/A	N/A
(1)
Includes affiliates of Sixth Street.

As of December 31, 2024 and December 31, 2023, our investments consisted of the following:

	December 31, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$6,732.1	$6,871.8	$2,792.9	$2,850.9
Second-lien debt investments	89.5	94.8	77.9	79.1
Mezzanine debt investments	118.4	123.2	104.3	106.5
Equity and other investments	140.0	154.5	62.7	62.7
Total	$7,080.0	$7,244.3	$3,037.8	$3,099.2

We have no non-accrual investments as of December 31, 2024 and December 31, 2023

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	11.0%	13.4%
Weighted average interest rate of debt and income producing securities	10.7%	13.0%
Weighted average spread over reference rate of all floating rate investments	6.1%	7.3%

(1)
Weighted average total portfolio yield at fair value was 10.8% at December 31, 2024 and at 13.2% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$7,037.9	97.1%	$2,875.8	92.8%
2	143.3	2.0	145.5	4.7
3	63.1	0.9	77.9	2.5
4	—	—	—	—
5	—	—	—	—
Total	$7,244.3	100.0%	$3,099.2	100.0%

Results of Operations

Operating results for the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, were as follows:

	Year Ended		From April 5, 2022 (Inception) through
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Total investment income	$668.8	$246.1	$17.2
Less: Net expenses	301.7	116.3	11.3
Net investment income before income taxes	367.0	129.8	5.9
Less: Income taxes, including excise taxes	2.2	1.5	0.2
Net investment income	364.8	128.3	5.7
Net realized gains (losses) (1)	7.1	(1.1)	(0.1)
Net change in unrealized gains (losses) (1)	134.0	56.8	(1.7)
Net increase (decrease) in net assets resulting from operations	$505.9	$184.0	$3.9

(1)
Includes foreign exchange hedging activity.

Investment Income

	Year Ended		From April 5, 2022 (Inception) through
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Interest from investments	$592.8	$222.3	$17.1
Paid-in-kind interest income	34.7	14.4	—
Dividend income	5.3	—	—
Other income	36.0	9.4	0.1
Total investment income	$668.8	$246.1	$17.2

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $222.3 million for the year ended December 31, 2023, to $592.8 million for the year ended December 31, 2024. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $14.4 million for the year ended December 31, 2023, to $34.7 for the year ended December 31, 2024. There was no dividend income for the year ended December 31, 2023 and for the year ended December 31, 2024, dividend income was $5.3 million. Other income increased from $9.4 million for the year ended December 31, 2023, to $36.0 million for the year ended December 31, 2024.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $17.1 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $222.3 million for the year ended December 31, 2023. The increase in interest from investments was primarily the result of growth in our investment portfolio. There was no paid-in-kind interest income for the period from April 5, 2022 (Inception) through December 31, 2022, and for the year ended December 31, 2023, paid-in-kind interest was $14.4 million. Other income increased from $0.1 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $9.4 million for the year ended December 31, 2023. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Expenses

Operating expenses for the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, were as follows:

	Year Ended		From April 5, 2022 (Inception) through
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Interest	$192.0	$72.4	$5.2
Management fees (net of waivers)	24.0	8.5	0.7
Incentive fees on net investment income	54.7	19.3	1.0
Incentive fees on net capital gains (losses)	17.8	6.7	—
Organizational and offering expense	1.4	1.1	2.2
Professional fees	5.5	3.3	1.0
Trustees fees	0.5	0.7	0.3
Other general and administrative	5.8	4.3	0.9
Net Expenses	$301.7	$116.3	$11.3

Interest

Interest expense, including other debt financing costs, increased from $72.4 million for the year ended December 31, 2023, to $192.0 million for the year ended December 31, 2024. This increase was primarily due to an increase in average debt outstanding from $876.9 million for the year ended December 31, 2023, to $2,519.0 million for the year ended December 31, 2024. The average interest rate on our debt outstanding decreased from 7.3% for the year ended December 31, 2023, to 7.1% for the year ended December 31, 2024 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Interest expense, including other debt financing costs, increased from $5.2 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $72.4 million for the year ended December 31, 2023. This increase was primarily due to an increase in average debt outstanding from $219.4 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $876.9 million for the year ended December 31, 2023. The average interest rate on our debt outstanding increased from 6.3% for the year ended December 31, 2022, to 7.3% for the year ended December 31, 2023, due to a change in the mix of our debt financing sources and a change in SOFR rates. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Management Fees

Management Fees (gross of waivers) increased from $25.2 million for the year ended December 31, 2023, to $67.8 million for the year ended December 31, 2024 due to an increase in average assets for the year ended December 31, 2024, compared to the year ended December 31, 2023. Management Fees (net of waivers) increased from $8.5 million for the year ended December 31, 2023, to $24.1 million for the year ended December 31, 2024. For the years ended December 31, 2024 and December 31, 2023, the Advisor waived management fees of $43.8 million and $16.7 million, respectively.

Management Fees (gross of waivers) increased from $2.7 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $25.2 million for the year ended December 31, 2023, due to an increase in average assets for the year ended December 31, 2023, compared to the period ended in 2022. Management Fees (net of waivers) increased from $0.7 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $8.5 million for the year ended December 31, 2023. The Adviser waived Management Fees of $16.7 million for the year ended December 31, 2023. The Adviser waived Management Fees of $2.0 million for the period from April 5, 2022 (Inception) through December 31, 2022. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Incentive Fees

For the years ended December 31, 2024, December 31, 2023, and for the period from April 5, 2022 (Inception) through December 31, 2022, Incentive Fees related to pre-incentive net investment income were $54.7 million, $19.3 million, and $1.0 million, respectively. For the years ended December 31, 2024 and December 31, 2023, $17.8 million and $6.7 million, respectively, were accrued related to Capital Gains Fees. For the period from April 5, 2022 (Inception) through December 31, 2022, there was no accrual for Capital Gains Fees. As of December 31, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

Organizational and offering expenses increased from $1.1 million for the year ended December 31, 2023, to $1.4 million for the year ended December 31, 2024.

Organizational and offering expenses decreased from $2.2 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $1.1 million for the year ended December 31, 2023. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $3.3 million for the year ended December 31, 2023, to $5.5 million for the year ended December 31, 2024. Trustee Fees decreased from $0.7 million for the year ended December 31, 2023, to $0.5 million for the year ended December 31, 2024. Other general and administrative expenses increased from $4.3 million for the year ended December 31, 2023, to $5.8 million for the year ended December 31, 2024.

Professional fees increased from $1.0 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $3.3 million for the year ended December 31, 2023. Trustee Fees increased from $0.3 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $0.7 million for the year ended December 31, 2023. Other general and administrative expenses increased from $0.9 million for the period from April 5, 2022 (Inception) through December 31, 2022, to $4.3 million for the year ended December 31, 2023. Additionally, we commenced operations and began investing activities August 31, 2022. As a result, year to date comparisons may not be meaningful.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we recorded a net expense of $2.2 million, $1.5 million and $0.2 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022:

	Year Ended		From April 5, 2022 (Inception) through
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Net realized gains (losses) on investments	$3.7	$—	$—
Net realized gains (losses) on foreign currency investments	0.9	—	—
Net realized gains (losses) on foreign currency transactions	0.4	(1.1)	(0.1)
Net realized gains (losses) on foreign currency borrowings (1)	2.1	(0.0)	(0.0)
Net Realized Gains (Losses) (1)	$(7.1)	$(1.1)	$(0.1)

Change in unrealized gains on investments	$136.7	$65.3	$2.7
Change in unrealized (losses) on investments	(33.7)	(3.7)	(2.9)
Net Change in Unrealized Gains (Losses) on Investments	$103.0	$61.6	$(0.2)

Unrealized gains (losses) on foreign currency borrowings	31.0	(4.8)	(1.5)
Unrealized gains (losses) on foreign currency cash (1)	0.0	(0.0)	0.0
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$31.0	$(4.8)	$(1.5)

Net Change in Unrealized Gains (Losses)	$134.0	$56.8	$(1.7)
(1)
Amounts round to less than $0.1 million.

For the year ended December 31, 2024, we had net realized gains on investments of $3.7 million. For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we had no realized gains or losses on investments. For the year ended December 31, 2024, we had net realized gains on foreign currency investments of $0.9 million. For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we had no realized gains or losses on foreign currency investments. For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we had net realized gains on foreign currency transactions of $0.4 million, net realized losses of $1.1 million and $0.1 million, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the year ended December 31, 2024, we had net realized gains on foreign currency borrowings of $2.1 million was a result of payments on our revolving facility. For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we had net realized losses on foreign currency borrowings for less than $0.1 million and less than $0.1 million, respectively.

For the year ended December 31, 2024, we had $136.7 million in unrealized gains on 47 portfolio company investments, which was offset by $33.7 million in unrealized losses on 24 portfolio company investments. Unrealized gains were driven by an increase in fair value, primarily due to changes in credit spreads and positive portfolio company specific developments. Unrealized losses resulted from negative credit related adjustments, the reversal of prior period unrealized gains due to realizations of fluctuations in foreign exchange rates.

For the year ended December 31, 2023, we had $65.3 million in unrealized gains on 35 portfolio company investments, which was offset by $3.7 million in unrealized losses on two portfolio company investments. Unrealized gains were driven by an increase in fair value, primarily due to tightening credit spreads.

For the period ended December 31, 2022, we had $2.7 million in unrealized gains on seven portfolio company investments, which was offset by $2.9 million in unrealized losses on three portfolio company investments. Unrealized losses for the period ended December 31, 2022, resulted from a decrease in fair value, primarily due to changes in credit spreads.

For the year ended December 31, 2024, we had unrealized gains of $31.0 million on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR and SEK exchange rates. For the year ended December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022 , we had unrealized losses of $4.8 million and $1.5 million, respectively, primarily as a result of fluctuations in the GBP and EUR exchange rates.

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we had no deferred tax asset or liability for unrealized gains or losses.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through December 31, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.4% (based on total capital invested of $0.2 million and total proceeds from these exited investments of $0.2 million). One hundred percent of these investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, we had unrealized gains of $31.0 million, unrealized losses of $4.8 million and unrealized losses of $1.5 million, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2024. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2024, December 31, 2023 and 2022, our asset coverage ratio was 193.0%, 245.6% and 201.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2024, taken together with cash available under our Credit Facilities and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2024, we had approximately $3.2 million and $42.1 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of December 31, 2024, we had $1,198.0 million in cash and cash equivalents, including $43.4 million of restricted cash. During the year ended December 31, 2024, we used $3,672.1 million in cash from operating activities primarily attributable to funding portfolio investments of $4,763.4 million, net change in unrealized gains on investments of $103.0 million and other net operating activities of $96.4 million, which was offset by repayments and proceeds from investments of $784.8 million and an increase in net assets resulting from operations of $505.9 million. Cash provided by financing activities was $4,861.3 million during the period due to borrowings of $8,611.0 million and proceeds from the capital calls of $1,999.7 million, which were partially offset by paydowns on debt of $5,484.7 million and other financing activities of $264.7 million.

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

Equity

We have entered into subscription agreements (the "Subscription Agreements") with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2024, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2023, the Company had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

The following tables summarize the total Common Shares issued and proceeds received related to the Company's initial capitalization and capital drawdowns delivered pursuant to subscription agreements (the “Subscription Agreements”) for the years ended December 31, 2024 and December 31, 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
June 25, 2024	10,152,231	300.0
September 24, 2024	8,280,854	250.0
December 17, 2024	32,345,892	950.0
	68,127,885	$1,999.7

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 21, 2023	9,643,813	$250.0
June 28, 2023	2,798,480	75.0
September 26, 2023	5,387,887	150.0
November 21, 2023	14,401,634	400.0
December 22, 2023	9,725,830	275.0
	41,957,644	$1,150.0

During the year ended December 31, 2024, we issued 6,601,368 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $191.8 million. During the year ended December 31, 2023, we issued 1,639,103 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $43.4 million.

Debt

Subscription Facility

On September 1, 2022 (the "Subscription Facility Closing Date"), we entered into a revolving credit agreement (the "Subscription Facility") with Wells Fargo Bank, National Association, as administrative agent (the "Administrative Agent"), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the facility were $400 million.

Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the "Subscription Facility First Amendment"), the aggregate commitments under the Subscription Facility were upsized to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.35 billion. Pursuant to a lender joinder agreement dated December 1, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.5 billion (the "Maximum Commitment").

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on our Subscription Facility, included in the

Outstanding Principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euro (EUR) of 13.4 million on the Subscription Facility included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of December 31, 2024 and December 31, 2023, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of December 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023 (the “Revolving Credit Facility Closing Date”), we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024 (the "Revolving Credit Facility First Amendment"), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. On December 18, 2024, the aggregate commitments under the facility were upsized to $1.55 billion, which included a term loan commitment of $50 million, due at the stated maturity. On January 17, 2025, the aggregate commitments under the facility were upsized to $1.65 billion, due at the stated maturity. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion. The Revolving Credit Facility will mature on February 8, 2029 (the "Revolving Credit Facility Maturity Date").

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 299.2 million and Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of December 31, 2024, we had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2023, we had $5.5 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary care and notice provisions).

As of December 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

For further details, see Note 7 "Debt - Revolving Credit Facility" to our consolidated financial statements included in this Annual Report.

2029 Notes

In March 2024, we issued $600 million aggregate principal amount of unsecured notes that mature on March 11, 2029) (the "2029 Notes"). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.50% per year, payable semi-annually commencing on September 11, 2024, and may be redeemed in whole or in part at our option at any time at par plus a "make whole" premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $586.0 million. We used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In June 2024, we issued an additional $150 million aggregate principal amount of unsecured notes that mature on March 11, 2029. The additional 2029 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of the 2029 Notes. Total proceeds from the issuance of the additional 2029 Notes, net of underwriting discounts, offering costs and original issue premium were $147.8 million. We used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company's effective interest rate of the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statement of Operations. As of December 31, 2024, the effective hedge interest rate swaps had a fair value of $1.1 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

January 2030 Notes

In September 2024, we issued $600 million aggregate principal amount of unsecured notes that mature on January 15, 2030 (the “January 2030 Notes”). The principal amount of the January 2030 Notes is payable at maturity. The January 2030 Notes bear interest at a rate of 5.75% per year, payable semi-annually commencing on January 15, 2025, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the January 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $591.7 million. We used the net proceeds of the January 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

We entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, our effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the effective hedge interest rate swaps had a fair value of $24.1 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

July 2030 Notes

Subsequent to the year ended December 31, 2024, in January 2025, we issued $750 million aggregate principal amount of unsecured notes that mature on July 15, 2030 (the "July 2030 Notes"). The principal amount of the July 2030 Notes is payable at maturity. The July 2030 Notes bear interest at a rate of $6.125% per year, payable semi-annually commencing on July 15, 2025, and may be redeemed in whole or in part at the Company's option at anytime at par plus a "make whole" premium. Total proceeds from the issuance of the July 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $737.6 million. We used the net proceeds of the July 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

Subsequent to the year ended December 31, 2024, in connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, our effective interest rate on the July 2030 Notes is SOFR plus 2.01%.

Debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Subscription Facility	$1,500.0	$1,496.7	$3.2	$1,493.7
Revolving Credit Facility	1,550.0	1,502.0	42.1	1,492.9
2029 Notes	750.0	750.0	—	734.7
January 2030 Notes	600.0	600.0	—	567.3
Total Debt	$4,400.0	$4,348.7	$45.3	$4,288.6

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, 2029 Notes and January 2030 Notes are presented net deferred financing costs and original issue discounts totaling $3.0 million, $9.1 million, $14.2 million and $8.6 million, respectively.
(3)
The carrying value of the 2029 Notes and January 2030 Notes are presented inclusive of an incremental $1.1 million and $24.1 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes and January 2030 Notes, each resulting from a hedge accounting relationship.

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

As of December 31, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Apellis Pharmaceuticals, Inc. - Delayed Draw	42.1	—
Aptean, Inc. - Delayed Draw & Revolver	15.8	—
Arrow Buyer, Inc. - Delayed Draw	20.2	28.1
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	135.2	—
Artisan Bidco, Inc. - Revolver	16.9	21.3
Avalara, Inc. - Revolver	13.6	13.6
AVSC Holding Corp. - Revolver	33.8	—
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	—
Babylon Finco Limited - Delayed Draw	16.5	—
Banyan Software Holdings, LLC - Delayed Draw	19.5	20.1
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.1	1.3
Ben Nevis Midco Limited - Delayed Draw	27.3	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	9.1	16.7
Cirrus (Bidco) Ltd - Delayed Draw	0.4	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	20.8
Disco Parent, Inc. - Revolver	5.8	5.8
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Elysium BidCo Limited - Revolver	19.3	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	2.8	3.2
Eventus Buyer, LLC - Delayed Draw & Revolver	18.8	—
Flight Intermediate HoldCo, Inc. - Delayed Draw	44.0	—
Fullsteam Operations, LLC - Delayed Draw & Revolver	70.3	31.2
Galileo Parent, Inc. - Revolver	12.8	15.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	28.5	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1.7	—
HireVue, Inc. - Revolver	5.1	14.1
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Kangaroo Bidco AS - Delayed Draw	22.5	53.9
Kryptona BidCo US, LLC - Revolver	14.7	—
Laramie Energy, LLC - Delayed Draw	—	27.4
Lynx BidCo - Delayed Draw & Revolver	25.1	—
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3.2	—
OutSystems Luxco SARL - Delayed Draw	—	2.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	26.5	—
Ping Identity Holding Corp. - Revolver	—	13.6
QSR Acquisition Co. - Delayed Draw	5.0	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.4	6.3
Raptor US Buyer II Corp. - Revolver	4.3	—
Sapphire Software Buyer, Inc. - Revolver	27.0	—
Scorpio Bidco - Delayed Draw	15.2	—
Severin Acquisition, LLC - Delayed Draw & Revolver	72.5	—
Shiftmove GmbH - Delayed Draw	6.0	—
Sky Bidco S.p.A. - Delayed Draw	29.6	—
SkyLark UK DebtCo Limited - Delayed Draw	24.1	28.2
SL Buyer Corp. - Delayed Draw	1.3	1.5
SMA Technologies Holdings, LLC - Revolver	4.0	—
Sport Alliance GmbH - Revolver	0.6	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	61.2	—
USA Debusk, LLC - Delayed Draw & Revolver	42.1	—
Varinem German Bidco GmbH - Delayed Draw	3.6	—
Wrangler Topco, LLC - Delayed Draw & Revolver	32.4	9.6
Total Portfolio Company Commitments (1)(2)	$1,050.4	$358.5

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

Other Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024 and December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$1,496.7	$1,496.7	$—	$—	$—
Revolving Credit Facility	1,502.0	—	—	1,502.0	—
2029 Notes	750.0	—	—	750.0	—
January 2030 Notes	600.0	—	—	—	600.0
Total Contractual Obligations	$4,348.7	$1,496.7	$—	$2,252.0	$600.0

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2024, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

See Note 4 to our consolidated financial statements included in this Form 10-K for more information on the fair value of our investments.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Our 2023 and 2022 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2024, 96.5% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our Credit Facilities also bear interest at floating rates.

Assuming that our consolidated balance sheet as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$205.4	$130.5	$74.9
Up 200 basis points	$136.9	$87.0	$49.9
Up 100 basis points	$68.5	$43.5	$25.0
Down 25 basis points	$(17.1)	$(7.5)	$(9.6)
Down 50 basis points	$(33.9)	$(21.7)	$(12.2)

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

88

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIXTH STREET LENDING PARTNERS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2024 and December 31, 2023	F-3

Consolidated Statement of Operations for the Years Ended December 31, 2024, December 31, 2023 and for the period April 5, 2022 (Inception) through December 31, 2022	F-4

Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023	F-5

Consolidated Statement of Changes in Net Assets for the Years Ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022	F-15

Consolidated Statement of Cash Flows for the Year Ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022	F-16

Notes to Consolidated Financial Statements	F-17

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Sixth Street Lending Partners:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sixth Street Lending Partners and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2024 and for the period from April 5, 2022 (inception) to December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 and for the period from April 5, 2022 (inception) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with custodians, agents, the underlying investees or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York
February 14, 2025

Sixth Street Lending Partners

Consolidated Balance Sheet

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $7,079,994 and $3,037,826, respectively)	$7,244,282	$3,099,151
Cash and cash equivalents (restricted cash of $43,371 and $0, respectively)	1,198,013	8,813
Interest receivable	67,896	27,938
Prepaid expenses and other assets	3,251	2,363
Total Assets	$8,513,442	$3,138,265
Liabilities
Debt (net of deferred financing costs of $28,306 and $8,153, respectively)	$4,288,601	$1,239,862
Management fees payable to affiliate	7,406	2,895
Incentive fees on net investment income payable to affiliate	16,232	7,183
Incentive fees on net capital gains accrued to affiliate	24,549	6,746
Other payables to affiliate	3,640	2,406
Dividends payable	93,939	43,871
Other liabilities	42,605	18,235
Total Liabilities	4,476,972	1,321,198
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (140,208,028 and 65,478,775, shares issued and outstanding, respectively)	140	65
Additional paid-in capital	3,923,739	1,734,426
Distributable earnings	112,591	82,576
Total Net Assets	4,036,470	1,817,067
Total Liabilities and Net Assets	$8,513,442	$3,138,265
Net Asset Value Per Share	$28.79	$27.75

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	From April 5, 2022 (Inception) through
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$592,789	$222,295	$17,050
Paid-in-kind interest income	34,694	14,426	—
Dividend income	5,294	—	—
Other income	35,987	9,352	104
Total Investment Income	668,764	246,073	17,154
Expenses
Interest	191,989	72,356	5,233
Management fees	67,847	25,225	2,668
Incentive fees on net investment income	54,664	19,289	1,028
Incentive fees on net capital gains (losses)	17,803	6,746	—
Organizational expense	—	49	2,160
Offering expense	1,359	1,079	102
Professional fees	5,563	3,245	963
Trustees’ fees	479	743	263
Other general and administrative	5,839	4,304	919
Total expenses	345,543	133,036	13,336
Management fees waived (Note 3)	(43,796)	(16,742)	(1,992)
Net Expenses	301,747	116,294	11,344
Net Investment Income Before Income Taxes	367,017	129,779	5,810
Income taxes, including excise taxes	2,169	1,500	220
Net Investment Income	364,848	128,279	5,590
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	102,963	61,554	(229)
Translation of other assets and liabilities in foreign currencies	31,061	(4,799)	(1,434)
Total net change in unrealized gains (losses)	134,024	56,755	(1,663)
Realized gains (losses):
Non-controlled, non-affiliated investments	3,734	—	—
Foreign currency transactions	3,334	(1,045)	(80)
Total net realized gains (losses)	7,068	(1,045)	(80)
Total Net Unrealized and Realized Gains (Losses)	141,092	55,710	(1,743)
Increase (Decrease) in Net Assets Resulting from Operations	$505,940	$183,989	$3,847
Earnings per common share—basic and diluted	$5.61	$5.30	$0.55
Weighted average common shares outstanding—basic and diluted	90,180,335	34,746,777	7,034,869 (1)
(1)
Weighted average shares of Common Shares outstanding are calculated from the Commencement of Operations through December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share amounts)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($280,937 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.27%	$277,851	$281,792	7.0%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($114,848 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.39%	112,663	114,848	2.8%
	First-lien loan (EUR 51,863 par, due 11/2029)	11/7/2023	E + 7.00%	10.05%	54,775	53,704 (EUR 51,863)	1.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,750 par, due 3/2031)	3/19/2024	SOFR + 6.50%	10.86%	210,194	212,562	5.3%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($120,769 par, due 10/2030)	4/18/2023	SOFR + 8.50%	13.13% PIK	118,441	123,184	3.1%
Crewline Buyer, Inc. (3)	First-lien loan ($154,281 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.11%	150,499	155,553	3.9%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($955 par, due 4/2031)	4/4/2024	SOFR + 4.10%	8.43%	941	964	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($45,917 par, due 4/2031)	4/29/2024	SOFR + 4.97%	9.33% (incl. 1.97% PIK)	45,546	45,917	1.1%
	First-lien loan (GBP 115,946 par, due 4/2031)	4/29/2024	S + 5.25%	9.95% (incl. 2.25% PIK)	144,105	145,210 (GBP 115,946)	3.6%
Galileo Parent, Inc. (3)	First-lien loan ($149,549 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.08%	146,131	149,549	3.7%
	First-lien revolving loan ($10,769 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.08%	10,259	10,769	0.3%
Lynx BidCo (3)(4)	First-lien loan ($39,996 par, due 7/2031)	7/5/2024	SOFR + 7.11%	11.75% (incl. 5.61% PIK)	38,963	39,182	1.0%
	First-lien loan (EUR 16,816 par, due 7/2031)	7/5/2024	E + 7.11%	10.38% (incl. 5.61% PIK)	17,822	17,196 (EUR 16,606)	0.4%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.06%	966	947 (EUR 915)	0.0%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	9.12%	921	919 (EUR 887)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($103,491 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.62%	101,829	103,491	2.6%
	First-lien revolving loan ($4,122 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.59%	3,940	4,122	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($123,938 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.38%	121,342	125,501	3.1%
					1,279,337	1,303,618	32.3%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 7.00%	10.06%	6,961	7,650 (EUR 7,388)	0.3%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	11.70%	23,039	24,904 (GBP 19,885)	0.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.69%	711	664 (NOK 7,538)	0.0%
					30,711	33,218	0.9%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 201,909 par, due 5/2031)	5/22/2024	E + 5.75%	8.93%	214,655	209,599 (EUR 202,414)	5.2%
Babylon Finco Limited (3)(4)	First-lien loan ($89,521 par, due 1/2031)	1/26/2024	SOFR + 5.75%	10.37%	86,906	89,521	2.2%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($78,771 par, due 10/2026)	1/27/2023	SOFR + 7.35%	11.71%	77,563	80,347	2.0%
	First-lien loan ($80,227 par, due 10/2026)	1/26/2024	SOFR + 6.25%	10.61%	78,839	82,969	2.1%
					457,963	462,436	11.5%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.66%	153,281	158,400	3.9%
Severin Acquisition, LLC (3)	First-lien loan ($216,386 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.36% (incl. 2.25% PIK)	216,124	216,386	5.4%
					369,405	374,786	9.3%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($224,683 par, due 9/2031)	9/30/2024	SOFR + 5.50%	9.75% (incl. 3.0% PIK)	222,271	223,424	5.5%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.51%	759	765 (EUR 739)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,656 par, due 7/2029)	7/20/2023	SOFR + 6.25%	10.84%	7,435	7,733	0.2%

BTRS Holdings, Inc. (3)	First-lien loan ($146,948 par, due 12/2028)	12/16/2022	SOFR + 7.25%	11.61%	144,062	148,418	3.7%
	First-lien revolving loan ($5,422 par, due 12/2028)	12/16/2022	SOFR + 7.25%	11.76%	5,136	5,566	0.1%
CLGF HoldCo 2, LLC (3)(4)	First-lien loan ($97,902 par, due 11/2027)	11/7/2023	SOFR + 8.50%	12.83%	96,512	98,147	2.4%
	Second-lien loan ($83,916 par, due 11/2028)	11/7/2023	SOFR + 12.00%	16.33%	78,758	83,916	2.1%
Fullsteam Operations LLC (3)	First-lien loan ($97,412 par, due 11/2029)	11/27/2023	SOFR + 8.38%	12.89%	94,446	98,367	2.4%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	8.66%	5,413	5,246 (EUR 5,066)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,072 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,063	3,141	0.1%
					435,584	451,299	11.1%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 5,947 par, due 2/2029)	2/24/2023	E + 6.75%	9.43%	6,219	6,284 (EUR 6,068)	0.2%
Eventus Buyer, LLC (3)	First-lien loan ($48,470 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.86%	47,668	47,854	1.2%
	First-lien revolving loan ($873 par, due 11/2030)	11/1/2024	SOFR + 5.50%	10.03%	778	808	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($114,842 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.61%	112,062	116,332	2.9%
SL Buyer Corp. (3)(5)	First-lien loan ($3,742 par, due 7/2029)	7/7/2023	SOFR + 7.75%	12.34%	3,613	3,719	0.1%
					170,340	174,997	4.4%
Hotel, Gaming, and Leisure
AVSC Holding Corp. (3)	First-lien loan ($316,171 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.36%	309,228	310,046	7.7%
Equinox Holdings, Inc.	First-lien loan ($198,362 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	12.58% (incl. 4.13% PIK)	195,737	198,858	4.9%
	Second-lien loan ($9,388 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	9,191	9,553	0.2%
QSR Acquisition Co. (3)(5)	First-lien loan ($10,000 par, due 10/2030)	10/31/2024	SOFR + 5.25%	9.84%	9,820	9,850	0.2%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,494 par, due 4/2030)	4/10/2024	E + 7.25%	10.15% (incl. 3.88% PIK)	4,712	4,601 (EUR 4,443)	0.1%
					528,688	532,908	13.1%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($139,546 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.05%	136,424	141,639	3.5%
HireVue, Inc. (3)	First-lien loan ($109,778 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.34%	107,466	111,150	2.8%
	First-lien revolving loan ($8,972 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.30%	8,675	9,148	0.2%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,475 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.35%	2,435	2,475	0.1%
					255,000	264,412	6.6%
Insurance
Disco Parent, Inc.(3)	First-lien loan ($67,583 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.01%	66,272	68,317	1.7%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($128,565 par, due 7/2030)	6/30/2023	SOFR + 5.75%	10.08%	125,651	130,424	3.2%
Coupa Holdings, LLC (3)	First-lien loan ($128,925 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.84%	126,291	131,165	3.2%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,164	45,221	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 80,225 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	9.16% (incl. 3.50% PIK)	7,557	7,238 (SEK 79,977)	0.2%
	First-lien loan (EUR 2,472 par, due 2/2031)	2/20/2024	E + 6.50%	9.87% (incl. 3.50% PIK)	2,636	2,554 (EUR 2,466)	0.1%
Kryptona BidCo US, LLC (3)	First-lien loan ($134,959 par, due 12/2031)	12/18/2024	SOFR + 5.75%	10.10%	131,979	132,340	3.3%
	First-lien loan (EUR 31,233 par, due 12/2031)	12/18/2024	E + 5.75%	8.61%	32,055	31,775 (EUR 30,686)	0.8%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($11,786 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.85%	11,438	11,561	0.3%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,009 par, due 10/2028)	10/31/2022	SOFR + 6.50%	11.01%	30,371	31,447	0.8%
					513,142	523,725	13.0%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($123,688 par, due 1/2031)	1/30/2024	SOFR + 5.00%	9.58%	122,468	124,037	3.2%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,449 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	12.08% (incl. 4.75% PIK)	3,376	3,484	0.1%

	Second-lien note ($1,999 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,513	1,309	0.0%
Avalara, Inc. (3)	First-lien loan ($136,364 par, due 10/2028)	10/19/2022	SOFR + 6.25%	10.58%	133,991	137,489	3.4%
Heritage Environmental Services, Inc. (3)	First-lien loan ($131,681 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.84%	130,976	133,195	3.3%
	First-lien loan ($16,608 par, due 1/2031)	1/31/2024	SOFR + 5.00%	9.33%	16,529	16,608	0.4%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($56,651 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.99%	55,303	57,217	1.4%
	First-lien loan (GBP 57,691 par, due 9/2030)	9/7/2023	S + 5.66%	10.36%	69,740	73,215 (GBP 58,460)	1.8%
	First-lien loan (EUR 16,819 par, due 9/2030)	9/7/2023	E + 5.66%	8.35%	17,580	17,590 (EUR 16,987)	0.4%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.75%	9.42%	13,681	13,105 (EUR 12,656)	0.3%
					565,157	577,249	14.3%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.46%	96,519	98,537	2.4%
Mach Natural Resources LP (3)(4)	First-lien loan ($115,625 par, due 12/2026)	12/28/2023	SOFR + 6.65%	10.98%	114,031	116,492	3.0%
					210,550	215,029	5.4%
Other
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	8.43%	80,131	77,534 (EUR 74,876)	1.9%
Sky Bidco S.p.A. (3)(4)	First-lien note (EUR 52,053 par, due 10/2031)	10/29/2024	E + 5.75%	8.20%	54,529	52,439 (EUR 50,641)	1.3%
	First-lien note ($115,131 par, due 10/2031)	10/29/2024	SOFR + 5.25%	10.51%	112,884	113,116	2.8%
					247,544	243,089	6.0%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.08%	157,895	159,395	3.9%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($139,864 par, due 8/2031)	8/7/2024	15.00%	15.00%	138,589	186,719	4.6%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	10.07%	142,331	140,846 (EUR 136,017)	3.5%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	11.95%	95,685	93,839 (GBP 74,927)	2.3%
					534,500	580,799	14.3%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 675 par, due 8/2030)	8/9/2024	S + 6.25%	10.95% (incl. 3.00% PIK)	836	836 (GBP 667)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($140,000 par, due 8/2031)	8/20/2024	SOFR + 5.60%	10.12%	137,318	138,950	3.4%
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($16,352 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.26%	16,104	14,962	0.4%
	Roll Up DIP term loan ($45,317 par)	4/24/2023	SOFR + 7.90%	12.26% PIK	45,317	41,465	1.0%
	Super-Priority DIP term loan ($7,251 par)	4/24/2023	SOFR + 7.90%	12.26%	7,251	6,635	0.2%
Belk, Inc. (3)	First-lien loan ($192,563 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.51%	189,683	191,118	4.7%
Commercehub, Inc. (3)	First-lien loan ($147,000 par, due 12/2027)	11/15/2022	SOFR + 6.25%	10.90%	140,246	143,325	3.6%
PDI TA Holdings, Inc. (3)	First-lien loan ($146,333 par, due 2/2031)	2/1/2024	SOFR + 5.50%	10.09%	144,076	147,197	3.6%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,378 par, due 7/2029)	7/11/2023	E + 6.25%	9.47% (incl. 3.00% PIK)	7,885	7,685 (EUR 7,422)	0.2%
					687,880	691,337	17.1%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($72,693 par, due 3/2028)	3/26/2024	SOFR + 5.25%	9.81%	71,599	72,193	1.8%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 14,167 par, due 9/2030)	9/30/2024	E + 6.00%	8.68%	15,337	14,307 (EUR 13,817)	0.4%
					86,936	86,500	2.2%

Total Debt Investments					6,939,967	7,089,771	175.7%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (8)(10)	Class A Units (2,666 units)	2/12/2024	6,557	6,557	0.2%

Business Services
Artisan Topco LP (8)	Class A Preferred Units (7,882,736 units)	11/7/2023	7,883	6,602	0.2%
Insight Hideaway Aggregator, L.P. (8)(10)	Partnership Interest (2,170,139 units)	3/19/2024	21,701	21,702	0.5%
Newark FP Co-Invest, L.P. (8)	Partnership (8,555,356 units)	11/8/2023	8,572	7,629	0.2%
Warrior TopCo LP	Class A Units (9,576,271 units)	7/7/2023	9,576	13,646	0.3%
			47,732	49,579	1.2%
Financial Services
AF Eagle Parent, L.P. (8)	Partnership Units (337,024 units)	11/27/2023	11,364	13,011	0.3%
CLGF Holdings, L.P. (4)(8)	Warrants (8,358,075 warrants)	11/7/2023	4,575	8,257	0.2%
			15,939	21,268	0.5%
Healthcare
Raptor US Buyer II Corp.(8)	Ordinary Shares (83,408 shares)	3/24/2023	12,876	11,588	0.3%

Human Resource Support Services
bswift, LLC (8)	Class A-1 Units (7,606,491 units)	11/7/2022	7,606	16,088	0.4%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (244 units)	11/21/2022	244	353	0.0%
	Class B Units (173,048 units)	11/21/2022	10	15	0.0%
			254	368	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(8)(10)	Convertible Preference Shares (38,503,125 units)	12/11/2024	49,063	49,063 (GBP 39,175)	1.2%

Total Equity and Other Investments			140,027	154,511	3.8%

Total Investments			$7,079,994	$7,244,282	179.5%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$(2,208)	$—	$(2,208)
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	1,129	—	1,129
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(24,135)	—	(24,135)
Total Hedge Accounting Swaps				1,350,000	(25,214)	—	(25,214)
Cash collateral				—	68,585	—	—
Total derivatives				$1,350,000	$43,371	$—	$(25,214)

(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.

(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2024, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Term Secured Overnight Financing
Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight
Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 27.8% of total assets as of December 31, 2024.
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
(6)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value
Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 4 for further information related to investments at fair value.
(7)
As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $7,102,780 resulting in estimated gross unrealized gains and losses of $222,515 and $56,184, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $77,388, or 1.9% of the Company's net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $25.0 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 4 for further information related to investments at fair value.

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

(1)
Unless otherwise indicated, the Company's portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company would "control" a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company does not "control" any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an "Affiliated Person" of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2023, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate ("Euribor" or "E"), Term Secured Overnight Financing Rate ("SOFR"), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average ("SONIA" or "S"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or "P"), all of which include an available tenor, selected at the borrower's option, which reset periodically based on the terms of the credit agreements. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investments Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 23.0% of total assets as of December 31, 2023.
(5)
In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the "last out" tranche.
(6)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements ("ASC Topic 820"), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.
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
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the "Make-Whole") of $21.5 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company's consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at April 5, 2022 (Inception)	—	$—	$—	$—	$—
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	5,590	5,590
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(1,663)	(1,663)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(80)	(80)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	21,882,028	22	542,842	—	542,864
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(246)	246	—
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	128,279	128,279
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	56,755	56,755
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(1,045)	(1,045)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	41,957,644	42	1,149,958	—	1,150,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,639,103	1	43,370	—	43,371
Dividends declared from net investment income	—	—	—	(107,004)	(107,004)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(1,498)	1,498	—
Balance at December 31, 2023	65,478,775	65	1,734,426	82,576	1,817,067
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	364,848	364,848
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	134,024	134,024
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	7,068	7,068
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	68,127,885	68	1,999,668	—	1,999,736
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	6,601,368	7	191,829	—	191,836
Dividends declared from net investment income	—	—	—	(478,109)	(478,109)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(2,184)	2,184
Balance at December 31, 2024	140,208,028	$140	$3,923,739	$112,591	$4,036,470

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	From April 5, 2022 (Inception) through
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$505,940	$183,989	$3,847
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(102,963)	(61,554)	229
Net change in unrealized (gains) losses on foreign currency transactions	(31,061)	4,799	1,434
Net realized (gains) losses on investments	(3,734)	—	—
Net realized (gains) losses on foreign currency transactions	(2,939)	(21)	20
Net amortization of discount on investments	(25,210)	(11,819)	(770)
Amortization of deferred financing costs	8,301	5,216	460
Amortization of discount on debt	966	—	—
Purchases and originations of investments, net	(4,763,492)	(2,285,956)	(808,259)
Proceeds from investments, net	469,242	—	—
Repayments on investments	315,555	80,121	—
Paid-in-kind interest	(33,672)	(11,144)	—
Changes in operating assets and liabilities:
Interest receivable	(38,936)	(16,842)	(7,814)
Interest receivable paid-in-kind	(1,022)	(3,282)	—
Prepaid expenses and other assets	(871)	(1,878)	(485)
Management fees payable to affiliate	4,511	2,245	650
Incentive fees on net investment income payable to affiliate	9,049	6,156	1,027
Incentive fees on net capital gains accrued to affiliate	17,803	6,746	—
Other payables to affiliates	1,234	(1,656)	4,062
Other liabilities	(844)	13,053	5,182
Net Cash Provided by (Used in) Operating Activities	(3,672,143)	(2,091,827)	(800,417)
Cash Flows from Financing Activities
Borrowings on debt	8,610,981	2,886,747	816,536
Repayments on debt	(5,484,716)	(2,181,500)	(280,000)
Deferred financing costs	(28,454)	(9,458)	(4,371)
Dividends paid to shareholders	(236,204)	(19,761)	—
Capital calls	1,999,736	1,150,000	542,864
Net Cash Provided by (Used in) Financing Activities	4,861,343	1,826,028	1,075,029
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,189,200	(265,799)	274,612
Cash, cash equivalents and restricted cash, beginning of period	8,813	274,612	—
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,198,013	$8,813	$274,612
Supplemental Information:
Interest paid during the period	$158,054	$57,313	$1,018
Excise and other taxes paid during the period	$3,494	$395	$—
Dividends declared during the period	$478,109	$107,004	$—

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$191,836	$43,371	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging, further clarified by the FASB's issuance of the Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging, which was adopted in 2019 by the Company. For all derivative instruments designated in a hedge accounting relationship, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company uses certain interest rate swaps as derivative instruments to hedge the Company's fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. For derivative contracts entered into by the Company that are not designated in a hedge accounting relationship, the Company presents changes in the fair value through current period earnings.

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company's derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. Derivatives, including the Company's interest rate swaps, for which broker quotes are available are typically valued at those broker quotes.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company's Subscription Facility and Revolving Credit Facility ("Credit Facilities") to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

As of December 31, 2024 and December 31, 2023, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company's 2023 and 2022 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the years ended December 31, 2024 , December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, the Company recorded a net expense of $2.2 million, $1.5 million and $0.2 million, respectively, for U.S. federal excise tax and other taxes.

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

Segment Reporting

The Company has one reportable segment: Investment Activity. The Investment Activity segment generates revenue primarily in the form of interest income from the investments it holds. In addition, the Company may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.

The Company’s chief operating decision maker (the “CODM”) is comprised of the senior executive committee that includes the Chief Executive Officer, Chief Financial Officer, and the Deputy Chief Financial Officer.

The CODM uses the net increase (decrease) in net assets resulting from operations to evaluate income generated from segment investment activities. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the company’s portfolio, evaluation of the company’s distribution policy and assessing the performance of the portfolio.

The accounting policies of the Investment Activity segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and determines how to allocate resources based on the net increase (decrease) in net assets resulting from operations that also is reported on the consolidated statement of operations. Significant segment expenses are reported as total expenses on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

Recent Accounting Standards and Regulatory Updates

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company's adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company does not expect this update to have a material effect to the Company's consolidated financial statements.

In December 2024, the FASB issued ASU No. 2024-04, "Debt with Conversion Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments," which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on our consolidated financial statements.

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

On November 5, 2024, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 5, 2025, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, the Company incurred expenses of $4.0 million, $2.7 million and $0.5 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

On November 5, 2024, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 5, 2025, and may be extended subject to required approvals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Management Fees (gross of waivers) were $67.8 million, $25.2 million and $2.7 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Management Fees of $43.8 million, $16.7 million and $2.0 million, respectively, have been waived. Any waived Management Fees are not subject to recoupment by the Adviser.

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

(ii)
The second component, payable at the end of each fiscal year in arrears, prior to an Exchange Listing, equal 12.5% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain Incentive Fee for prior periods (the “Capital Gains Fee”). In the determination of the second component of the Incentive Fee, any unrealized gains or losses specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains or losses related to foreign currency denominated investments. Following an Exchange Listing, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an Exchange Listing and from such Exchange Listing to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an Exchange Listing, the portion of the Company’s realized capital gains that accrued prior to an Exchange Listing will be subject to an Incentive Fee rate of 12.5% and the portion of the Company’s realized capital gains that accrued following an Exchange Listing will be subject to an Incentive Fee rate of 17.5%.

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

An "Exchange Listing" is a quotation or listing of the Company's securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of our assets to, or a merger or other liquidity transaction with, an entity in which the Company's shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof.

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, Incentive Fees on net investment income were $54.7 million, $19.3 million and $1.0 million, respectively. For the years ended December 31, 2024 and December 31, 2023, the Company had an accrual of $17.8 million and $6.7 million, respectively, related to Capital Gains Fees. For the period from April 5, 2022 (Inception) through December 31, 2022, there was no accrual of Capital Gains Fees.

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

As of December 31, 2024 and December 31, 2023, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense in the future.

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

Investments at fair value consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$6,732,065	$6,871,809	$139,744
Second-lien debt investments	89,461	94,778	5,317
Mezzanine debt investments	118,441	123,184	4,743
Equity and other investments	140,027	154,511	14,484
Total Investments	$7,079,994	$7,244,282	$164,288

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,792,928	$2,850,885	$57,957
Second-lien debt investments	77,895	79,091	1,196
Mezzanine debt investments	104,352	106,524	2,172
Equity and other investments	62,651	62,651	—
Total Investments	$3,037,826	$3,099,151	$61,325

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2024 and December 31, 2023, is as follows:

	December 31, 2024	December 31, 2023
Automotive	4.0%	1.9%
Business Services	18.7%	25.4%
Chemicals	0.5%	0.7%
Communications	6.4%	1.9%
Education	5.2%	4.6%
Electronics	3.1%	—
Financial Services	6.5%	18.3%
Healthcare	2.5%	3.8%
Hotel, Gaming and Leisure	7.4%	—
Human Resource Support Services	3.9%	8.5%
Insurance	0.9%	1.9%
Internet Services	7.2%	8.3%
Manufacturing	8.0%	9.9%
Oil, Gas and Consumable Fuels	2.9%	7.4%
Other	3.4%	—
Pharmaceuticals	8.7%	—
Real Estate (1)	0.0%	—
Retail and Consumer Products	9.5%	7.4%
Transportation	1.2%	—
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

The geographic composition of investments at fair value at December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024	December 31, 2023
United States
Midwest	18.0%	16.0%
Northeast	17.3%	23.1%
South	14.2%	7.4%
West	26.8%	40.3%
Canada	2.3%	1.9%
Finland (1)	0.0%	0.0%
France	1.8%	—
Germany	0.6%	0.3%
Italy	2.4%	—
Luxembourg	—	0.1%
Netherlands	0.2%	0.1%
Norway	5.5%	5.4%
Sweden	0.1%	—
United Kingdom	10.8%	5.4%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%.

5. Derivatives

Interest Rate Swaps

The company may enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations and certain fixed rate debt investments. The Company's interest rate swaps are all with one counterparty and are centrally cleared through a registered commodities exchange. Refer to the Consolidated Schedule of Investments for additional disclosure regarding these interest rate swaps.

The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, for the year ended December 31, 2024. The Company had no interest rate swaps for the year ended December 31, 2023.

			For the year ended December 31, 2024
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(37,014)	$30,767	$(6,247)
Interest rate swap	3/11/2029	150,000	(5,813)	5,092	(721)
Interest rate swap	1/15/2030	600,000	(12,276)	9,487	(2,789)
Total		$1,350,000	$(55,103)	$45,346	$(9,757)

For the year ended December 31, 2024, the Company recognized $25.2 million in unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statement of Operations. For the year ended December 31, 2024, this amount was offset by a $(1.1) million decrease in the carrying value of the 2029 notes. For the year ended December 31, 2024, this amount was offset by a $(24.1) million decrease in the carrying value of the January 2030 notes.

As of December 31, 2024, the swap transaction had a fair value of $(25.2) million which is netted against cash collateral of $68.6 million. Cash is pledged as collateral under the Company's derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet. As of December 31, 2024, the derivatives had a fair value of $43.4 million.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations underlying the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed to by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called "margin call") may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization.

The Company may enter into other derivative instruments and incur other exposures with the same of other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2024 and December 31, 2023

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$143,398	$6,728,411	$6,871,809
Second-lien debt investments	—	1,309	93,469	94,778
Mezzanine debt investments	—	—	123,184	123,184
Equity and other investments	—	—	154,511	154,511
Total investments at fair value	$—	$144,707	$7,099,575	$7,244,282
Interest rate swaps	—	(25,214)	—	(25,214)
Total	$—	$119,493	$7,099,575	$7,219,068

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,080	$2,848,805	$2,850,885
Second-lien debt investments	—	—	79,091	79,091
Mezzanine debt investments	—	606	105,918	106,524
Equity and other investments	—	—	62,651	62,651
Total	$—	$2,686	$3,096,465	$3,099,151

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2024:

	As of and for the Year Ended
	December 31, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,848,805	$79,091	$105,918	$62,651	$3,096,465
Purchases or originations	4,492,641	10,021	—	77,376	4,580,038
Repayments / redemptions	(313,253)	—	—	—	(313,253)
Sales proceeds	(425,921)	(2,161)	—	—	(428,082)
Paid-in-kind interest	18,092	1,213	14,319	—	33,624
Net change in unrealized gains (losses)	80,053	4,324	2,545	14,484	101,406
Net realized gains (losses)	4,501	66	—	—	4,567
Net amortization of discount on securities	23,493	915	402	—	24,810
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$6,728,411	$93,469	$123,184	$154,511	$7,099,575

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2023:

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2024 and December 31, 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Year Ended	For the Year Ended
	December 31, 2024 on	December 31, 2023 on
	Investments Held at	Investments Held at
	December 31, 2024	December 31, 2023
First-lien debt investments	$87,806	$58,158
Second-lien debt investments	4,324	1,196
Mezzanine debt investments	2,545	2,198
Equity and other investments	14,484	—
Total	$109,159	$61,552

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$6,728,411	Income approach (1)	Discount rate	7.7% — 17.1% (10.6%)	Decrease
Second-lien debt investments	93,469	Income approach	Discount rate	14.7% — 18.1% (17.8%)	Decrease
Mezzanine debt investments	123,184	Income approach	Discount rate	12.2% — 12.2% (12.2%)	Decrease
Equity and other investments	154,511	Market Multiple (2)	Comparable multiple	4.8x — 20.0x (11.0x)	Increase
Total	$7,099,575
(1)
Includes $226.4 million of first-lien debt investments valued using an asset waterfall.
(2)
Includes $8.3 million of equity investments valued using a Black-Scholes model and $49.1 million of equity investments valued using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of December 31, 2024 and December 31, 2023, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company's 2029 and January 2030 Notes, as of December 31, 2024:

	December 31, 2024
	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$759,645
January 2030 Notes	600,000	588,680
Total	$1,350,000	$1,348,325

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 13.4 million on the Subscription Facility included in the Outstanding Principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of December 31, 2024 and December 31, 2023, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of December 31, 2024, and December 31, 2023, the Company was in compliance with the terms of the Subscription Facility.

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

The aggregate commitments under the facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to $1 billion. On February 28, 2023, the aggregate commitments under the facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024 (the "Revolving Credit Facility First Amendment"), the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. On December 18, 2024, the aggregate commitments under the facility were upsized to $1.55 billion, which included a term loan commitment of $50 million, due at the stated maturity. On January 17, 2025, the aggregate commitments under the facility were upsized to $1.65 billion, due at the stated maturity. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.75 billion. The Revolving Credit Facility will mature on February 8, 2029 (the "Revolving Credit Facility Maturity Date").

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 299.2 million and Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in British pounds (GBP) of 68.7 million and Euros (EUR) 95.7 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of December 31, 2024 and 2023, the Company had $5.9 million and $5.5 million, respectively, in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

As of December 31, 2024, and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

2029 Notes

In March 2024, the Company issued $600 million aggregate principal amount of unsecured notes that mature on March 11, 2029 (the “2029 Notes”). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.50% per year, payable semi-annually commencing on September 11, 2024, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $586.0 million. The Company used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In June 2024, the Company issued an additional $150 million aggregate principal amount of unsecured notes that mature on March 11, 2029. The additional 2029 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of the 2029 Notes. Total proceeds from the issuance of the additional 2029 Notes, net of underwriting discounts, offering costs and original issue premium were $147.8 million. The Company used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the effective hedge interest rate swaps had a fair value of $1.1 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

January 2030 Notes

In September 2024, the Company issued $600 million aggregate principal amount of unsecured notes that mature on January 15, 2030 (the “January 2030 Notes”). The principal amount of the January 2030 Notes is payable at maturity. The January 2030 Notes bear interest at a rate of 5.75% per year, payable semi-annually commencing on January 15, 2025, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the January 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $591.7 million. The Company used the net proceeds of the January 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the effective hedge interest rate swaps had a fair value of $24.1 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

July 2030 Notes

Subsequent to the year ended December 31, 2024, in January 2025, the Company issued $750 million aggregate principal amount of unsecured notes that mature on July 15, 2030 (the "July 2030 Notes"). The principal amount of the July 2030 Notes is payable at maturity. The July 2030 Notes bear interest at a rate of $6.125% per year, payable semi-annually commencing on July 15, 2025, and may be redeemed in whole or in part at the Company's option at anytime at par plus a "make whole" premium. Total proceeds from the issuance of the July 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $737.6 million. The Company used the net proceeds of the July 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

Subsequent to the year ended December 31, 2024, in connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%.

For the year ended December 31, 2024, the components of interest expense related to the 2029 Notes and January 2030 Notes were as follows:

For the Year Ended
December 31, 2024
Interest expense	$46,734
Accretion of original issue discount	965
Amortization of deferred financing costs	1,941
Total Interest Expense	$49,640

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes and January 2030 Notes. During the year ended December 31, 2024, the Company received $45.3 million and paid $55.1 million, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swap.

As of December 31, 2024, the components of the carrying value of the 2029 Notes and January 2030 Notes and the stated interest rates were as follows:

	December 31, 2024
	2029 Notes	January 2030 Notes
Principal amount of debt	$750,000	$600,000
Original issue discount, net of accretion	(5,695)	(909)
Deferred financing costs	(8,486)	(7,680)
Fair value of an effective hedge	(1,079)	(24,135)
Carrying value of debt	$734,740	$567,276
Stated interest rate	6.50%	5.75%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2029 Notes was SOFR plus 2.45% (on a weighted average basis). As of December 31, 2024, the Company's swap-adjusted interest rate on the January 2030 Notes was SOFR plus 2.55%.

As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes and January 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 193.0% and 245.6%, respectively.

Debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$1,500,000	$1,496,759	$3,241	$1,493,740
Revolving Credit Facility	1,550,000	1,501,965	42,095	1,492,845
2029 Notes	750,000	750,000	—	734,740
January 2030 Notes	600,000	600,000	—	567,276
Total Debt	$4,400,000	$4,348,724	$45,336	$4,288,601

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued, and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, 2029 Notes and January 2030 Notes are presented net deferred financing costs $3.0 million, $9.1 million, $14.2 million, and $8.6 million, respectively.

(3)
The carrying value of the 2029 Notes and January 2030 Notes are presented inclusive of an incremental $1.1 million and $24.1 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes and January 2030 Notes, resulting from a hedge accounting relationship.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, the components of interest expense were as follows:

	For the Year Ended		From April 5, 2022 (Inception) through
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$169,790	$64,118	$4,598
Commitment fees	3,175	3,022	175
Amortization of deferred financing costs	8,301	5,216	460
Accretion of original issue discount	966	—	—
Swap settlement	9,757	—	—
Total Interest Expense	$191,989	$72,356	$5,233
Average debt outstanding (in millions)	$2,519.0	$876.9	$219.4
Weighted average interest rate	7.1%	7.3%	6.3%

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

As of December 31, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$217	$231
Apellis Pharmaceuticals, Inc. - Delayed Draw	42,105	—
Aptean, Inc. - Delayed Draw & Revolver	15,757	—
Arrow Buyer, Inc. - Delayed Draw	20,157	28,125
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	135,222	—
Artisan Bidco, Inc. - Revolver	16,886	21,283
Avalara, Inc. - Revolver	13,636	13,636
AVSC Holding Corp. - Revolver	33,830	—
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	—
Babylon Finco Limited - Delayed Draw	16,527	—
Banyan Software Holdings, LLC - Delayed Draw	19,491	20,073
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,074	1,325
Ben Nevis Midco Limited - Delayed Draw	27,307	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	9,086	16,689
Cirrus (Bidco) Ltd - Delayed Draw	417	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20,428	20,427
Crewline Buyer, Inc. - Revolver & Equity	16,295	20,809
Disco Parent, Inc. - Revolver	5,776	5,776
Edge Bidco B.V. - Delayed Draw & Revolver	993	1,060
Elysium BidCo Limited - Revolver	19,289	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	2,772	3,184
Eventus Buyer, LLC - Delayed Draw & Revolver	18,777	—
Flight Intermediate HoldCo, Inc. - Delayed Draw	44,012	—
Fullsteam Operations, LLC - Delayed Draw & Revolver	70,282	31,239
Galileo Parent, Inc. - Revolver	12,788	15,817
Greenshoot Bidco B.V. - Revolver	407	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	28,485	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1,697	—
HireVue, Inc. - Revolver	5,141	14,113
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Kangaroo Bidco AS - Delayed Draw	22,500	53,817
Kryptona BidCo US, LLC - Revolver	14,674	—
Laramie Energy, LLC - Delayed Draw	—	27,439
Lynx BidCo - Delayed Draw & Revolver	25,077	—
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3,214	—
OutSystems Luxco SARL - Delayed Draw	—	2,213
PDI TA Holdings, Inc. - Delayed Draw & Revolver	26,516	—
Ping Identity Holding Corp. - Revolver	—	13,636
QSR Acquisition Co. - Delayed Draw	5,000	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,425	6,254
Raptor US Buyer II Corp. - Revolver	4,318	—
Sapphire Software Buyer, Inc. - Revolver	27,027	—
Scorpio Bidco - Delayed Draw	15,195	—
Severin Acquisition, LLC - Delayed Draw & Revolver	72,475	—
Shiftmove GmbH - Delayed Draw	6,040	—
Sky Bidco S.p.A. - Delayed Draw	29,645	—
SkyLark UK DebtCo Limited - Delayed Draw	24,084	28,192
SL Buyer Corp. - Delayed Draw	1,258	1,475
SMA Technologies Holdings, LLC - Revolver	3,991	—
Sport Alliance GmbH - Revolver	647	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	61,202	—
USA Debusk, LLC - Delayed Draw & Revolver	42,137	—
Varinem German Bidco GmbH - Delayed Draw	3,553	—

Wrangler Topco, LLC - Delayed Draw & Revolver	32,377	9,576
Total Portfolio Company Commitments (1)(2)	$1,050,384	$358,502

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

Other Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the year ended December 31, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2024, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2023, we had received Capital Commitments totaling $7.4 billion ($5.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the years ended December 31, 2024 and December 31, 2023. All shares issued to shareholders in the tables below are newly issued shares.

	For the Year Ended
	December 31, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
March 29, 2024	March 31, 2024	May 7, 2024	869,766
June 30, 2024	June 30, 2024	August 6, 2024	953,857
September 30, 2024	September 30, 2024	November 13, 2024	1,029,392
December 9, 2024	December 9, 2024	December 19, 2024	2,953,313
Total Common Shares Issued			6,601,368

	For the Year Ended
	December 31, 2023
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
March 31, 2023	March 31, 2023	May 10, 2023	371,108
June 30, 2023	June 30, 2023	August 16, 2023	629,647
September 29, 2023	September 30, 2023	November 16, 2023	638,348
Total Common Shares Issued			1,639,103

During the year ended December 31, 2024, the Company issued 6,601,368 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $191.8 million. During the year ended December 31, 2023, the Company issued 1,639,103 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $43.4 million.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2024 and December 31, 2023:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
June 25, 2024	10,152,231	300,000
September 24, 2024	8,280,854	250,000
December 17, 2024	32,345,892	950,000
	68,127,885	$1,999,736

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 21, 2023	9,643,813	$250,000
June 28, 2023	2,798,480	75,000
September 26, 2023	5,387,887	150,000
November 21, 2023	14,401,634	400,000
December 22, 2023	9,725,830	275,000
	41,957,644	$1,150,000

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Year Ended		From April 5, 2022 (Inception) through
	December 31, 2024	December 31, 2023	December 31, 2022
Earnings per common share—basic and diluted
Increase (decrease) in net assets resulting from operations	$505,940	$183,989	$3,847
Weighted average Common Shares outstanding—basic and diluted	90,180,335	34,746,777	7,034,869
Earnings (losses) per common share—basic and diluted	$5.61	$5.30	$0.55

11. Dividends

The following table summarizes dividends declared during the years ended December 31, 2024 and December 31, 2023:

	For the year ended
	December 31, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2024	March 31, 2024	May 6, 2024	$0.67
June 28, 2024	June 30, 2024	August 5, 2024	0.67
September 30, 2024	September 30, 2024	November 12, 2024	0.67
December 9, 2024	December 9, 2024	December 18, 2024	1.86
December 31, 2024	December 31, 2024	January 29, 2025	0.67
Total Dividends Declared			$4.54

	For the year ended
	December 31, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2023	March 31, 2023	May 9, 2023	$0.40
June 30, 2023	June 30, 2023	August 15, 2023	0.67
September 29, 2023	September 30, 2023	November 15, 2023	0.67
December 29, 2023	December 31, 2023	February 20, 2024	0.67
Total Dividends Declared			$2.41

The dividends declared during the year ended December 31, 2024 and December 31, 2023 were derived from net investment income, determined on a tax basis. From April 5, 2022 (Inception) through December 31, 2022, no distributions had been declared or paid by the Company.

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

12. Income Taxes

The tax character of shareholder distributions attributable to fiscal years ended December 31, 2024 and December 31, 2023 were as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Ordinary Income(1)	$471,181	$107,004
Long Term Capital Gains (Losses)	6,928	—
Total	$478,109	$107,004
(1)
For the years ended December 31, 2024 and December 31, 2023, 78.26% and 88.32%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the year ended December 2022, there were no distributions.

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, to taxable income at December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Increase (decrease) in net assets resulting from operations	$505,940	$183,989	$3,847
Adjustments:
Net unrealized (gains) losses on investments	(134,024)	(56,755)	1,663
Other income (loss) for tax purposes, not book	13,315	7,579	1,211
Deferred organization costs	(146)	(146)	(47)
Other expenses not currently deductible	2,184	1,547	2,382
Other book-tax differences	17,879	6,958	—
Taxable Income	$405,148	$143,172	$9,056

The tax basis components of distributable earnings for the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed net investment income - tax basis	$—	$89,489	$9,056
Undistributed net realized gains (losses) - tax basis	—	—	—
Net unrealized gains (losses) on investments	166,331	45,694	(2,875)
Other temporary differences	(53,740)	(52,607)	(2,088)
Total distributable earnings - book basis	$112,591	$82,576	$4,093

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

For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, the Company increased distributable earnings and decreased additional paid in capital by $2.2 million, $1.5 million and $0.2 million, respectively, which was primarily attributable to U.S. federal excise taxes.

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

The tax cost of the Company’s investments as of December 31, 2024 was $7,102,780, resulting in estimated gross unrealized gains and losses of $222,515 and $56,184, respectively. The tax cost of the Company’s investments as of December 31, 2023 was $3,047,224, resulting in estimated gross unrealized gains and losses of $69,618 and $23,923, respectively. The tax cost of the Company's investments for the period from April 5, 2022 (Inception) through December 31, 2022 was $810,241, resulting in estimated gross unrealized gains and losses of $2,806 and $5,681, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2024, December 31, 2023 and for the period from April 5, 2022 (Inception) through December 31, 2022, a net expense of $2.2 million, $1.5 million and $0.2 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding during the years ended December 31, 2024, December 31, 2023 and from April 5, 2022 (Inception) through December 31, 2022:

	For the Year Ended		From April 5, 2022 (Inception) through
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Data (4)
Net asset value, beginning of period	$27.75	$24.98	$25.00

Net investment income (1)	4.05	3.69	0.51
Net realized and unrealized gain (loss) (1)	1.56	1.61	(0.16)
Total from operations	5.61	5.30	0.35
Net Common Share Issuance (3)	(0.03)	(0.12)	(0.37)
Dividends declared	(4.54)	(2.41)	—
Total increase (decrease) in net assets	1.04	2.77	(0.02)
Net Asset Value, End of Period	$28.79	$27.75	$24.98
Total return based on net asset value (2)	20.90%	21.42%	-0.08%
Common shares outstanding, end of period	140,208,028	65,478,775	21,882,028
Ratios / Supplemental Data (5)(6)
Ratio of gross expenses to average net assets without management fee waiver	12.36%	12.96%	6.73%
Ratio of net expenses to average net assets with management fee waiver	10.80%	11.35%	5.70%
Ratio of net investment income to average net assets without management fee waiver	11.41%	10.75%	2.17%
Ratio of net investment income to average net assets with management fee waiver	12.97%	12.36%	3.21%
Portfolio turnover	15.36%	4.46%	—
Net assets, end of period	$4,036,470	$1,817,067	$546,711

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
(6)
The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.

14. Selected Quarterly Financial Data (Unaudited)

	2024
	Q4	Q3	Q2	Q1
Investment Income	$200,820	$178,888	$157,464	$131,592
Net Expenses (1)	$95,824	$78,022	$71,191	$56,710
Net Investment Income	$104,995	$100,866	$86,265	$72,722
Total unrealized and realized gains (losses)	$68,646	$26,114	$21,329	$25,003
Increase (decrease) in Net Assets Resulting from Operations	$173,641	$126,980	$107,594	$97,725
Net Asset Value per Share as of the End of the Quarter	$28.79	$29.69	$29.05	$28.47

	2023
	Q4	Q3	Q2	Q1
Investment Income	$90,782	$66,482	$57,788	$31,021
Net Expenses (1)	$41,660	$34,026	$24,962	$15,646
Net Investment Income	$48,686	$32,056	$32,421	$15,115
Total unrealized and realized gains (losses)	$12,750	$29,447	$410	$13,103
Increase (decrease) in Net Assets Resulting from Operations	$61,437	$61,503	$32,831	$28,218
Net Asset Value per Share as of the End of the Quarter	$27.75	$27.19	$26.13	$25.77

	2022
	Q4	Q3
Investment Income	$16,189	$966
Net Expenses (1)	$8,948	$1,673
Net Investment Income (2)	$7,241	$(707)
Total unrealized and realized gains (losses)	$(2,120)	$377
Increase (decrease) in Net Assets Resulting from Operations	$5,120	$(330)
Net Asset Value per Share as of the End of the Quarter	$24.98	$24.61

(1)
Net expenses include income taxes, including any excise taxes.
(2)
Net investment income excludes $(943) of expenses incurred at formation.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the period ended December 31, 2024.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees. These individuals are referred to as “Independent Trustees.” Our Board of Trustees elects the Company’s officers, who serve at the discretion of the Board of Trustees.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board of Trustees is as follows:

Name	Age	Position	Trustee Since
Interested Trustee:
Joshua Easterly	48	Chief Executive Officer, Chair of the Board, Trustee	2022
Jennifer Gordon	49	Trustee	2022
David Stiepleman	53	Trustee	2022
Independent Trustees:
Richard Higginbotham	77	Trustee	2022
Hurley Doddy	61	Trustee	2022
Judy Slotkin	71	Trustee	2022
Ronald Tanemura	61	Trustee	2022

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Sixth Street Lending Partners, 2100 McKinney Avenue, Suite 1500, Dallas, TX 75201.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Age	Position
Ian Simmonds	53	Chief Financial Officer
Michael Graf	42	Deputy Chief Financial Officer, Vice President and Principal Accounting Officer
Anton Brett	37	Chief Compliance Officer and Secretary

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

Anton Brett is the Chief Compliance Officer and Secretary of the Company and a Managing Director of Sixth Street. Prior to joining Sixth Street, from 2017 to 2020, he was a Senior Associate at Scopia Capital Management, LP. From 2014 to 2017, Mr. Brett was an Associate at the law firm of Willkie Farr & Gallagher LLP. From 2009 to 2011, he was an Analyst, and later a Senior Analyst, at the law firm of Kobre & Kim LLP. Mr. Brett holds a J.D. from Duke University School of Law and B.A. in International Relations and Slavic Studies, magna cum laude, from Brown University.

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

Leadership Structure and Risk Oversight Responsibilities

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements, cybersecurity and the services, expenses and performance of service providers to us. Among other things, our Board approves the appointment of our Adviser and our officers, reviews and monitors the services and activities performed by our investment adviser and our officers.

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

Mr. Easterly serves as the chairman of our Board. We believe that Mr. Easterly’s familiarity with our investment platform and extensive knowledge of the financial services industry qualifies him to serve as the chairman of our Board.

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

Our Board of Trustees performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board of Trustees and are comprised solely of independent Trustees, and (ii) active monitoring by our chief compliance officer in accordance with our compliance policies and procedures.

As described below in more detail under “—Board Committees—Audit Committee,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities will include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting, and audits of our financial statements. The Audit Committee also discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Our Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Chief Compliance Officer will prepare a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures. The Chief Compliance Officer’s report, which will be reviewed by the Board, will address:

•
the adequacy of our compliance policies and procedures and certain of our service providers since the last report;
•
any material changes to these policies and procedures or recommended changes; and
•
any compliance matter that has occurred about which the Board would reasonably need to know to oversee our compliance activities and risks.

Further, we believe that the Board's structure and practices will enhance its risk oversight because our Independent Trustees separately meet in executive sessions with the Chief Compliance Officer (periodically, typically every quarter, but in no event less than once each year) and independent registered public accounting firm without any conflict that could be perceived to discourage critical review.

We believe that the Board’s role in risk oversight will be effective and appropriate given the extensive regulation to which we are already subject as a business development company (“BDC”). Specifically, as a BDC, we must comply with numerous regulatory requirements that control the levels of risk in its business and operations, including limitations under the 1940 Act on the amount of borrowings, debt securities or preferred stock we may incur or issue and we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment. In addition, we generally have to invest at least 70% of our total assets in “qualifying assets” and, subject to certain exceptions, we generally are not permitted to invest in any portfolio company in which our affiliates currently has an investment. In addition, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we must, among other things, meet certain source of income, asset diversification and distribution requirements.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board of Trustees reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Trustee’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board of Trustees’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

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

Audit Committee

The Audit Committee operates pursuant to the Audit Committee Charter. The Audit Committee Charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in fulfilling its responsibilities for our accounting and reporting processes and the audits of its financial statements by overseeing and monitoring:

•
the quality and integrity of our financial statements;
•
the adequacy of our system of internal controls;
•
the financial reporting process, including the valuation of investments, the review of the independence and performance of, as well as communicate openly with, our independent registered public accounting firm; and
•
our compliance with legal and regulatory requirements.

Our Audit Committee has the sole authority to approve the engagement, and review the performance of, our independent registered public accounting firm.

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

Messrs, Higginbotham, Doddy, and Tanemura and Ms. Slotkin are members of the Audit Committee and Ms. Slotkin serves as Chairman.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to the Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committee Charter sets forth the responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for:

•
selecting, researching and nominating trustees for election by our shareholders;
•
selecting nominees to fill vacancies on the Board or a committee of the Board;
•
developing and recommending to the Board a set of corporate governance principles; and
•
overseeing the evaluation of the Board and our management.

The Nominating and Corporate Governance Committee considers nominees to the Board recommended by a shareholder, if that shareholder complies with the advance notice provisions of our bylaws.

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

Dollar Range of Equity Securities Beneficially Owned by Trustees

The following table sets forth the dollar range of our equity securities as of February 14, 2025.

Name of Trustee	Dollar Range of Equity Securities in the Fund(1)(2)
Interested Trustees(1)
Joshua Easterly	Over $100,000
Jennifer Gordon	Over $100,000
David Stiepleman	Over $100,000
Independent Trustees(1)
Richard Higginbotham	Over $100,000
Hurley Doddy	Over $100,000
Judy Slotkin	Over $100,000
Ronald Tanemura	Over $100,000

(1) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(2) The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Delinquent Section 16(a) Reports

Based on the Company’s review of Section 16(a) reports filed for the year ended December 31, 2024 and related information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a)

reports were filed on a timely basis, with the exception of one late Form 4 filing for each of Richard Higginbotham, Hurley Doddy, Judy Slotkin and Ronald Tanemura, each due to an administrative error.

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted codes of ethics which apply to, among others, our officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, trustees and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer. Because we are a private company, we have not adopted a "code of ethics" as defined by Item 406 of Regulation S-K; however, we plan to adopt such a code in connection with an Exchange Listing that may occur in the future.

Insider Trading Policies and Procedures

The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase and sale, and/or other disposition of the Company’s securities by all trustees, officers and employees (including temporary employees) of the Company, the Adviser and their respective subsidiaries, and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

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

During the year ended December 31, 2024, we also reimbursed trustees for certain out-of-pocket expenses each Independent Trustee incurred in connection with the fulfillment of his or her duties as an Independent Trustee.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees during the fiscal year ended December 31, 2024:

	Fees Earned or Paid in Cash	Total
Hurley Doddy	$139,500	$139,500
Richard Higginbotham	150,500	150,500
Judy Slotkin	156,500	156,500
Ronald Tanemura	141,500	141,500

No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of February 14, 2025, the beneficial ownership of each person known to us to beneficially own 5% or more of the outstanding shares, all of our trustees and named executive officers, individually, and all of our trustees and officers together as a group. Percentage of beneficial ownership is based on 141,664,937 shares outstanding as of February 14, 2025.

To our knowledge, as of February 14, 2025, there were no persons that owned 25% or more of our outstanding voting securities and no person would be deemed to control us, as such term is defined in the 1940 Act.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon Schedule 13D or Schedule 13G filings by such persons with the SEC and other information obtained from such persons, if available.

Such ownership information is as of the date of the applicable filing and may no longer be accurate.

	Type of Ownership	Number	Percentage
Interested Trustees(1)
Joshua Easterly	Record/Beneficial	71,544(2)	*
Jennifer Gordon	Record/Beneficial	12,890(3)	*
David Stiepleman	Record/Beneficial	27,998(4)	*
Independent Trustees(1)
Richard Higginbotham	Record/Beneficial	8,846	*
Hurley Doddy	Record/Beneficial	9,646	*
Judy Slotkin	Record/Beneficial	9,646	*
Ronald Tanemura	Record/Beneficial	12,884	*
Named Executive Officers Who Are Not Trustees(1)
Ian Simmonds	Record/Beneficial	25,780(5)	*
Michael Graf	Record/Beneficial	8,591(6)	*
Anton Brett	Record/Beneficial	—	—
Other
State of Michigan Retirement System(7)	Record/Beneficial	11,315,341	7.99%
Sixth Street Lending Partners Note Issuer, LLC(8)	Record/Beneficial	10,471,527	7.39%
Flourish Investment Corporation(9)	Record/Beneficial	8,705,567	6.15%
The Public Institution for Social Security(10)	Record/Beneficial	9,052,270	6.39%
All Officers and Trustees as a group (16 persons)	Record/Beneficial	11,102,075	7.84%

* Represents less than 1%.

(1)
The address for all of the Company’s officers and trustees is c/o Sixth Street Lending Partners, 2100 McKinney Avenue, Suite 1500, Suite 1500, Dallas TX 75201.
(2)
Such shares are held indirectly through entities for which Mr. Easterly has pass through voting power and no dispositive power.

(3)
Such shares are held indirectly through entities for which Ms. Gordon has pass through voting power and no dispositive power.
(4)
Such shares are held indirectly through entities for which Mr. Stiepleman has pass through voting power and no dispositive power.
(5)
Such shares are held indirectly through entities for which Mr. Simmonds has pass through voting power and no dispositive power.
(6)
Such shares are held indirectly through an entity for which Mr. Graf has pass through voting power and no dispositive power.
(7)
The principal address for State of Michigan Retirement System (“Michigan”) is 2501 Coolidge Road Suite 400 East Lansing, Michigan 48823. Information obtained from a Schedule 13G filed by Michigan with the SEC, reporting share ownership as of December 31, 2024. Based on that filing and other information obtained from such person, Michigan maintains the sole power to vote or dispose of 11,315,341 shares.
(8)
The principal address for Sixth Street Lending Partners Note Issuer, LLC (“Note Issuer”) is 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. Information obtained from a Schedule 13D filed by Note Issuer with the SEC, reporting share ownership as of December 17, 2024 . Based on that filing and other information obtained from such person, Note Issuer maintains the sole power to vote or dispose of 10,471,527 shares.
(9)
The principal address for Flourish Investment Corporation (“Flourish”) is New Poly Plaza, No.1 Chaoyangmen Beidajie, Dongcheng District, Beijing 100010, People’s Republic of China. Information obtained from a Schedule 13G filed by Flourish with the SEC, reporting share ownership as of December 17, 2024. Based on that filing and other information obtained from such person, Flourish maintains the sole power to vote or dispose of 8,705,567 shares.
(10)
The principal address for The Public Institution for Social Security (“PIFSS”) is AlMurqab, Al-Soor St, Ta’aminat Building, Kuwait City 13104 Kuwait. Information obtained from a Schedule 13D filed by PIFSS with the SEC, reporting share ownership as of December 17, 2024. Based on that filing and other information obtained from such person, PIFSS maintains the sole power to vote or dispose of 9,052,270 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

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

Statement of Policy Regarding Transactions with Related Persons

The Board conducts quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Trustee Independence

For information regarding the independence of our trustees, see “ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee and the independent trustees of our Board have selected KPMG LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2024.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

Year Ended December 31, 2024
Audit Fees	$1,025.0
Audit-Related Fees	345.0
Tax Fees	111.0
All Other Fees	—
Total Fees	$1,481.0

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
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on August 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on February 16, 2024)
4.3

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

4.5	Form of 6.500% Notes Due 2029 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 15, 2024 and incorporated by reference)
4.6

Registration Rights Agreement, dated as of March 11, 2024, relating to the 6.500% Notes Due 2029, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on March 15, 2024)

4.7

Second Supplemental Indenture, dated as of June 17, 2024, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on June 17, 2024)

4.8

Registration Rights Agreement, dated as of June 17, 2024, relating to the 6.500% Notes Due 2029, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on June 17, 2024)

4.9

Third Supplemental Indenture, dated as of September 16, 2024, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2024)

4.10	Form of 5.750% Note Due 2030 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2024 and incorporated by reference)

4.11

Registration Rights Agreement, dated as of September 16, 2024, relating to the Notes, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 20, 2024)

10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.3	Trademark and License Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.4	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.6	Fund of Funds Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on August 22, 2022)
10.7

Revolving Credit Agreement, dated as of September 1, 2022, by and among Sixth Street Lending Partners and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2022)

10.8

Lender Joinder and First Amendment to Revolving Credit Agreement, dated as of December 21, 2022, by and among Sixth Street Lending Partners and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022)

10.9

Senior Secured Revolving Credit Agreement, dated January 19, 2023, between Sixth Street Lending Partners, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2022)

10.10

First Amendment to Senior Secured Revolving Credit Agreement, dated as of February 8, 2024, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 9, 2024)

19.1	Statement of Policy on Insider Trading for Sixth Street Lending Partners
21.1	Subsidiaries of Sixth Street Lending Partners
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2025	SIXTH STREET LENDING PARTNERS

/s/ Joshua Easterly
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2025.

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