Form 10-Q
period 2025-03-31
Sixth Street Lending Partners
filed 2025-05-02
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at May 2, 2025 was 141,664,937.

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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $7,172,247 and $7,079,994, respectively)	$7,356,032	$7,244,282
Cash and cash equivalents (restricted cash of $121,688 and $43,371, respectively)	703,804	1,198,013
Interest receivable	74,281	67,896
Prepaid expenses and other assets	4,156	3,251
Total Assets	$8,138,273	$8,513,442
Liabilities
Debt (net of deferred financing costs of $43,154 and $28,306, respectively)	$3,841,468	$4,288,601
Management fees payable to affiliate	9,719	7,406
Incentive fees on net investment income payable to affiliate	21,359	16,232
Incentive fees on net capital gains accrued to affiliate	21,482	24,549
Other payables to affiliate	3,333	3,640
Dividends payable	94,916	93,939
Other liabilities	34,390	42,605
Total Liabilities	4,026,667	4,476,972
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (141,664,937 and 140,208,028, shares issued and outstanding, respectively)	142	140
Additional paid-in capital	3,965,682	3,923,739
Distributable earnings	145,782	112,591
Total Net Assets	4,111,606	4,036,470
Total Liabilities and Net Assets	$8,138,273	$8,513,442
Net Asset Value Per Share	$29.02	$28.79

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$219,163	$113,879
Paid-in-kind interest income	14,746	5,791
Dividend income	1,987	—
Arranger Fees	—	9,990
Other income	4,632	1,932
Total Investment Income	240,528	131,592
Expenses
Interest	56,116	35,078
Management fees	25,684	11,242
Incentive fees on net investment income	21,359	10,835
Incentive fees on net capital gains (losses)	(3,050)	3,128
Offering expense	—	478
Professional fees	1,975	1,219
Trustees’ fees	159	156
Other general and administrative	1,687	1,358
Total expenses	103,930	63,494
Management fees waived (Note 3)	(15,964)	(6,784)
Net Expenses	87,966	56,710
Net Investment Income Before Income Taxes	152,562	74,882
Income taxes, including excise taxes (1)	0	2,160
Net Investment Income	152,562	72,722
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	19,497	18,534
Translation of other assets and liabilities in foreign currencies	(44,230)	4,207
Total net change in unrealized gains (losses)	(24,733)	22,741
Realized gains (losses):
Non-controlled, non-affiliated investments	458	2,342
Foreign currency transactions	(180)	(80)
Total net realized gains (losses)	278	2,262
Total Net Unrealized and Realized Gains (Losses)	(24,455)	25,003
Increase (Decrease) in Net Assets Resulting from Operations	$128,107	$97,725
Earnings per common share—basic and diluted	$0.91	$1.40
Weighted average common shares outstanding—basic and diluted	141,179,301	69,647,897

(1) Amount rounds to less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($299,765 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.06%	$297,033	$298,988	7.3%
	First-lien revolving loan ($2,040 par, due 2/2030)	2/13/2024	SOFR + 5.75%	10.06%	$1,792	$1,964	0.0%
					298,825	300,952	7.3%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($113,857 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.39%	112,023	113,857	2.8%
	First-lien loan (EUR 51,732 par, due 11/2029)	11/7/2023	E + 7.00%	10.05%	54,674	55,881 (EUR 51,732)	1.4%
	First-lien revolving loan ($3,940 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.20%	3,681	3,940	0.1%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,750 par, due 3/2031)	3/19/2024	SOFR + 6.50%	10.82%	210,325	213,156	5.2%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($202,286 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.79% PIK	198,507	204,815	5.0%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.07%	149,070	153,957	3.7%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($952 par, due 4/2031)	4/4/2024	SOFR + 4.10%	8.40%	939	952	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($25,184 par, due 4/2031)	4/29/2024	SOFR + 4.97%	9.30% (incl. 1.97% PIK)	25,007	25,373	0.6%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 4.75%	9.07%	20,676	21,014	0.5%
	First-lien loan (GBP 116,590 par, due 4/2031)	4/29/2024	S + 5.25%	9.71% (incl. 2.25% PIK)	144,997	151,617 (GBP 117,465)	3.7%
Galileo Parent, Inc. (3)	First-lien loan ($149,171 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.05%	145,919	149,171	3.6%
	First-lien revolving loan ($12,788 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.05%	12,307	12,789	0.3%
Lynx BidCo (3)(4)	First-lien loan ($40,569 par, due 7/2031)	7/5/2024	SOFR + 7.11%	11.40% (incl. 5.61% PIK)	39,567	39,584	1.0%
	First-lien loan (EUR 17,057 par, due 7/2031)	7/5/2024	E + 7.11%	9.90% (incl. 5.61% PIK)	18,081	18,149 (EUR 16,802)	0.4%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.64%	967	998 (EUR 924)	0.0%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.89%	922	988 (EUR 915)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($104,367 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.54%	102,752	104,367	2.5%
	First-lien revolving loan ($9,160 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.56%	8,986	9,160	0.2%
Wrangler TopCo, LLC (3)	First-lien loan ($135,939 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.30%	133,512	137,110	3.3%
					1,382,912	1,416,878	34.3%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 7.00%	9.61%	6,971	7,927 (EUR 7,339)	0.2%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	11.46%	23,071	25,541 (GBP 19,787)	0.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.56%	711	712 (NOK 7,501)	0.0%
					30,753	34,180	0.8%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 201,909 par, due 5/2031)	5/22/2024	E + 5.75%	8.54%	214,843	218,102 (EUR 201,909)	5.3%
Babylon Finco Limited (3)(4)	First-lien loan ($89,521 par, due 1/2031)	1/26/2024	SOFR + 5.75%	10.05%	86,988	90,581	2.2%
X Holdings. Inc.(3)(12)	First-lien loan ($37,640 par, due 10/2029)	3/7/2025	SOFR + 6.65%	10.95%	36,523	37,398	0.9%
					338,354	346,081	8.4%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.66%	153,459	158,850	3.9%
Severin Acquisition, LLC (3)	First-lien loan ($181,863 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.32% (incl. 2.25% PIK)	181,850	181,321	4.4%
	First-lien revolving loan ($3,368 par, due 10/2031)	10/1/2024	SOFR + 4.75%	9.07%	3,152	3,312	0.1%
					338,461	343,483	8.4%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($226,368 par, due 9/2031)	9/30/2024	SOFR + 5.50%	9.72% (incl. 3.00% PIK)	224,023	224,467	5.5%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.11%	760	796 (EUR 737)	0.0%

Arlberg Bidco, LLC(3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 6.00%	10.32% (incl. 2.50% PIK)	4,894	4,888	0.1%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,637 par, due 7/2029)	7/20/2023	SOFR + 6.25%	10.54%	7,426	7,675	0.2%
CLGF HoldCo 2, LLC (3)(4)	First-lien loan ($97,902 par, due 11/2027)	11/7/2023	SOFR + 8.50%	12.80%	96,615	103,776	2.5%
	Second-lien loan ($83,916 par, due 11/2028)	11/7/2023	SOFR + 12.00%	16.30%	79,000	90,839	2.2%
Fullsteam Operations LLC (3)	First-lien loan ($91,919 par, due 11/2029)	11/27/2023	SOFR + 8.40%	12.71%	89,568	92,874	2.3%
	First-lien loan ($23,612 par, due 11/2029)	2/23/2024	SOFR + 7.15%	11.46%	23,048	23,146	0.6%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	8.25%	5,417	5,457 (EUR 5,052)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,199 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,190	3,295	0.1%
					309,918	332,746	8.1%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 5,947 par, due 2/2029)	2/24/2023	E + 6.50%	8.86%	6,229	6,555 (EUR 6,068)	0.2%
Eventus Buyer, LLC (3)	First-lien loan ($48,470 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.80%	47,703	47,700	1.2%
	First-lien revolving loan ($3,493 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.81%	3,402	3,412	0.1%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($114,551 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.57%	111,937	115,442	2.8%
SL Buyer Corp. (3)(5)	First-lien loan ($3,816 par, due 7/2029)	7/7/2023	SOFR + 7.75%	12.04%	3,693	3,988	0.1%
					172,964	177,097	4.4%
Hotel, Gaming, and Leisure
AVSC Holding Corp. (3)	First-lien loan ($248,420 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.32%	243,617	244,072	5.9%
	First-lien revolving loan ($2,126 par, due 12/2029)	12/5/2024	SOFR + 5.00%	9.31%	1,629	1,661	0.0%
Equinox Holdings, Inc.	First-lien loan ($200,407 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	12.55% (incl. 4.13% PIK)	197,864	203,413	4.9%
	Second-lien loan ($9,759 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	9,578	9,978	0.2%
QSR Acquisition Co. (3)(5)	First-lien loan ($9,975 par, due 10/2030)	10/31/2024	SOFR + 5.25%	9.54%	9,805	9,825	0.2%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,509 par, due 4/2030)	4/10/2024	E + 7.25%	10.01% (incl. 3.88% PIK)	4,747	4,907 (EUR 4,543)	0.1%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 6.75%	9.11%	210	230 (EUR 213)	0.0%
					467,450	474,086	11.3%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($173,390 par, due 11/2028)	11/7/2022	SOFR + 4.75%	9.04%	170,269	172,956	4.2%
HireVue, Inc. (3)	First-lien loan ($109,501 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.04%	107,326	110,322	2.7%
	First-lien revolving loan ($4,133 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.05%	3,853	4,239	0.1%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,469 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.40%	2,434	2,469	0.1%
					283,882	289,986	7.1%
Insurance
Disco Parent, Inc.(3)	First-lien loan ($67,583 par, due 3/2029)	3/30/2023	SOFR + 7.50%	11.81%	66,346	67,950	1.7%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($128,240 par, due 7/2030)	6/30/2023	SOFR + 5.75%	10.05%	125,437	129,724	3.2%
Coupa Holdings, LLC (3)	First-lien loan ($128,601 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.54%	126,101	130,464	3.2%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,211	45,570	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 80,919 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.59% (incl. 3.38% PIK)	7,629	8,031 (SEK 80,670)	0.2%
	First-lien loan (EUR 2,494 par, due 2/2031)	2/20/2024	E + 6.25%	8.73% (incl. 3.38% PIK)	2,661	2,687 (EUR 2,488)	0.1%
Kryptona BidCo US, LLC (3)	First-lien loan ($136,098 par, due 12/2031)	12/18/2024	SOFR + 6.25%	10.55% (incl. 3.38% PIK)	133,204	135,344	3.3%
	First-lien loan (EUR 31,496 par, due 12/2031)	12/18/2024	E + 6.25%	8.73% (incl. 3.38% PIK)	32,361	33,852 (EUR 31,339)	0.8%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($11,786 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.82%	11,454	11,561	0.3%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,009 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.81%	30,408	31,447	0.8%
					514,466	528,680	13.0%
Manufacturing

Aptean, Inc. (3)	First-lien loan ($125,817 par, due 1/2031)	1/30/2024	SOFR + 5.25%	9.55%	124,626	125,817	3.1%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,490 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	12.05% (incl. 4.75% PIK)	3,420	3,362	0.1%
	Second-lien note ($2,005 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,537	1,003	0.0%
Heritage Environmental Services, Inc. (3)	First-lien loan ($131,350 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.54%	130,707	132,104	3.2%
	First-lien loan ($14,243 par, due 1/2031)	9/27/2024	SOFR + 5.00%	9.30%	14,151	14,205	0.3%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($56,651 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.96%	55,348	57,359	1.4%
	First-lien loan (EUR 16,819 par, due 9/2030)	9/7/2023	E + 5.66%	8.02%	17,595	18,395 (EUR 17,029)	0.4%
	First-lien loan (GBP 76,921 par, due 9/2030)	9/7/2023	S + 5.66%	10.12%	93,853	100,527 (GBP 77,883)	2.4%
	First-lien loan (GBP 54,224 par, due 9/2030)	2/20/2025	S + 5.25%	9.71%	66,987	68,900 (GBP 53,380)	1.7%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.75%	8.40%	13,625	13,897 (EUR 12,865)	0.3%
					521,849	535,569	12.9%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.42%	96,640	99,024	2.4%
Northwind Midstream Partners LLC (3)	First-lien loan ($155,000 par, due 3/2029)	3/18/2025	SOFR + 6.40%	10.70%	151,912	153,063	3.7%
					248,552	252,087	6.1%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 125,232 par, due 3/2032)	3/24/2025	E + 7.25%	9.61% (incl. 5.75% PIK)	131,871	131,961 (EUR 122,164)	3.2%
Cast & Crew, LLC (3)	First-lien loan (CAD 143,091 par, due 1/2029)	2/27/2025	C + 5.50%	8.22%	96,265	98,178 (CAD 141,303)	2.4%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	8.11%	80,206	80,638 (EUR 74,651)	2.0%
Sky Bidco S.p.A. (3)(4)	First-lien note (EUR 52,053 par, due 10/2031)	10/29/2024	E + 5.25%	7.61%	54,615	55,356 (EUR 51,246)	1.3%
	First-lien note ($115,131 par, due 10/2031)	10/29/2024	SOFR + 5.25%	9.55%	112,962	113,979	2.8%
					475,919	480,112	11.7%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.05%	157,895	158,395	3.9%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($119,572 par, due 8/2031)	8/7/2024	15.00%	15.00%	118,551	144,084	3.5%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.61%	142,422	146,174 (EUR 135,321)	3.6%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	11.71%	95,742	96,911 (GBP 75,081)	2.4%
					514,610	545,564	13.4%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 683 par, due 8/2030)	8/9/2024	S + 6.25%	10.71% (incl. 3.00% PIK)	847	878 (GBP 681)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($139,650 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.93%	137,074	136,857	3.3%
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($15,900 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.22%	15,681	14,310	0.3%
	Roll Up DIP term loan ($46,319 par)	4/24/2023	SOFR + 7.90%	12.22% PIK	46,319	41,687	1.0%
	Super-Priority DIP term loan ($7,189 par)	4/24/2023	SOFR + 7.90%	12.22%	7,189	6,470	0.2%
Belk, Inc. (3)	First-lien loan ($190,125 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.33%	187,357	188,699	4.6%
Commercehub, Inc. (3)	First-lien loan ($146,625 par, due 12/2027)	11/15/2022	SOFR + 6.25%	10.56%	140,366	145,525	3.5%
PDI TA Holdings, Inc. (3)	First-lien loan ($159,247 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.79%	157,168	159,247	3.9%
	First-lien revolving loan ($1,765 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.79%	1,599	1,765	0.0%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,435 par, due 7/2029)	7/11/2023	E + 6.75%	9.54% (incl. 3.00% PIK)	7,952	8,079 (EUR 7,479)	0.2%
					700,705	702,639	17.0%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($72,693 par, due 3/2028)	3/26/2024	SOFR + 5.25%	9.55%	71,678	72,193	1.8%
Rail Acquisitions LLC	First-lien loan ($31,760 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	10.30%	31,093	31,078	0.8%

	Second-lien note ($24,152 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	19,852	20,219	0.5%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 14,167 par, due 9/2030)	9/30/2024	E + 6.00%	8.36%	15,365	14,925 (EUR 13,817)	0.4%
					137,988	138,415	3.5%

Total Debt Investments					7,028,824	7,191,850	174.9%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (8)	Class A Units (2,666 units)	2/12/2024			6,557	6,557	0.1%

Business Services
Artisan Topco LP (8)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	6,937	0.2%
Insight Hideaway Aggregator, L.P. (8)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	22,895	0.6%
Newark FP Co-Invest, L.P. (8)	Partnership (8,555,356 units)	11/8/2023			8,572	8,164	0.2%
Warrior TopCo LP (8)	Class A Units (9,576,271 units)	7/7/2023			9,576	14,293	0.3%
					47,732	52,289	1.3%
Financial Services
AF Eagle Parent, L.P. (8)	Partnership Units (337,024 units)	11/27/2023			11,364	12,784	0.3%
CLGF Holdings, L.P. (4)(8)	Warrants (8,358,075 warrants)	11/7/2023			4,574	10,350	0.3%
					15,938	23,134	0.6%
Healthcare
Raptor US Buyer II Corp.(8)	Ordinary Shares (83,408 shares)	3/24/2023			12,876	12,876	0.3%

Human Resource Support Services
bswift, LLC	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	15,764	0.4%

Internet Services
SMA Technologies Holdings, LLC (8)(10)	Class A Units (244 units)	11/21/2022			244	449	0.0%
	Class B Units (173,048 units)	11/21/2022			10	19	0.0%
					254	468	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(8)(10)	Convertible Preference Shares (38,503,125 units)	12/11/2024			49,063	49,697 (GBP 38,502)	1.2%

Transportation
Railtrac Holdings Inc.(8)(10)	Warrants (3,824 warrants)	1/27/2025			3,397	3,397	0.1%

Total Equity and Other Investments					143,423	164,182	4.0%

Total Investments					$7,172,247	$7,356,032	178.9%

	Interest Rate Swaps as of March 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$6,001	$—	$8,209
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	3,104	—	1,975
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(13,746)	—	10,389
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	14,243	—	14,243
Total Hedge Accounting Swaps				2,100,000	9,602	—	34,816
Cash collateral				—	112,086	—	—
Total derivatives				$2,100,000	$121,688	$—	$34,816
(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than

5% of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or "C"), Euro Interbank Offer Rate (“EURIBOR” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 28.6% of total assets as of March 31, 2025.
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
(7)
As of March 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $7,197,615 resulting in estimated gross unrealized gains and losses of $200,607 and $61,591, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $53,178, or 1.3% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $25.9 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	140,208,028	$140	$3,923,739	$112,591	$4,036,470
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	152,562	152,562
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(24,733)	(24,733)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	278	278
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,456,909	2	41,943	—	41,945
Dividends declared from net investment income	—	—	—	(94,916)	(94,916)
Balance at March 31, 2025	141,664,937	$142	$3,965,682	$145,782	$4,111,606

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	65,478,775	$65	$1,734,426	$82,576	$1,817,067
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	72,722	72,722
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	22,741	22,741
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	2,262	2,262
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	17,348,908	18	499,718	—	499,736
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	795,040	1	22,061	—	22,062
Dividends declared from net investment income	—	—	—	(56,027)	(56,027)
Balance at March 31, 2024	83,622,723	$84	$2,256,205	$124,274	$2,380,563

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$128,107	$97,725
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(19,497)	(18,534)
Net change in unrealized (gains) losses on foreign currency transactions	44,230	(4,207)
Net realized (gains) losses on investments	(458)	(2,342)
Net realized (gains) losses on foreign currency transactions	(78)	67
Net amortization of discount on investments	(15,390)	(4,212)
Amortization of deferred financing costs	2,945	1,827
Amortization of discount on debt	522	62
Purchases and originations of investments, net	(812,814)	(1,298,865)
Proceeds from investments, net	109,750	140,558
Repayments on investments	640,773	11,026
Paid-in-kind interest	(14,122)	(5,545)
Changes in operating assets and liabilities:
Interest receivable	(5,762)	(18,049)
Interest receivable paid-in-kind	(623)	(246)
Prepaid expenses and other assets	(922)	(598)
Management fees payable to affiliate	2,313	1,563
Incentive fees on net investment income payable to affiliate	5,127	3,652
Incentive fees on net capital gains accrued to affiliate	(3,067)	3,127
Other payables to affiliates	(307)	(480)
Other liabilities	24,099	(3,379)
Net Cash Provided by (Used in) Operating Activities	84,826	(1,096,850)
Cash Flows from Financing Activities
Borrowings on debt	1,299,493	1,690,700
Repayments on debt	(1,808,739)	(1,005,600)
Deferred financing costs	(17,794)	(11,445)
Dividends paid to shareholders	(51,995)	(21,808)
Capital calls	—	499,736
Net Cash Provided by (Used in) Financing Activities	(579,035)	1,151,583
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(494,209)	54,733
Cash, cash equivalents and restricted cash, beginning of period	1,198,013	8,813
Cash, Cash Equivalents and Restricted Cash, End of Period	$703,804	$63,546
Supplemental Information:
Interest paid during the period	$64,708	$35,455
Excise and other taxes paid during the period (1)	$0	$3,485
Dividends declared during the period	$94,916	$56,027

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$41,945	$22,062

(1) Amount rounds to less than $1 thousand.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”), on February 14, 2025.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2025, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of March 31, 2025 and March 31, 2024, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three months ended March 31, 2025 and 2024, the Company recorded a net expense of less than $0.1 million and $2.2 million, respectively, for U.S. federal excise tax and other taxes.

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

For the three months ended March 31, 2025, the Company incurred $1.1 million for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company incurred $1.0 million, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2025, Management Fees (gross of waivers) were $25.7 million. For the three months ended March 31, 2024, Management Fees (gross of waivers) were $11.2 million.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three months ended March 31, 2025, Management Fees of $16.0 million have been waived. For the three months ended March 31, 2024, Management Fees of $6.8 million have been waived.

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

For the three months ended March 31, 2025, Incentive Fees on net investment income were $21.4 million. For the three months ended March 31, 2025 Incentive Fees on Capital Gains were $(3.1) million. For the three months ended March 31, 2024, Incentive Fees on net investment income were $10.8 million. For the three months ended March 31, 2024, Incentive Fees on Capital Gains were $3.1 million. As of March 31, 2025, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of March 31, 2025 and December 31, 2024, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$6,720,350	$6,864,996	$144,646
Second-lien debt investments	109,967	122,039	12,072
Mezzanine debt investments	198,507	204,815	6,308
Equity and other investments	143,423	164,182	20,759
Total Investments	$7,172,247	$7,356,032	$183,785

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$6,732,065	$6,871,809	$139,744
Second-lien debt investments	89,461	94,778	5,317
Mezzanine debt investments	118,441	123,184	4,743
Equity and other investments	140,027	154,511	14,484
Total Investments	$7,079,994	$7,244,282	$164,288

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Automotive	4.2%	4.0%
Business Services	20.0%	18.7%
Chemicals	0.5%	0.5%
Communications	4.7%	6.4%
Education	4.7%	5.2%
Electronics	3.1%	3.1%
Financial Services	4.8%	6.5%
Healthcare	2.6%	2.5%
Hotel, Gaming and Leisure	6.4%	7.4%
Human Resource Support Services	4.2%	3.9%
Insurance	0.9%	0.9%
Internet Services	7.2%	7.2%
Manufacturing	7.3%	8.0%
Oil, Gas and Consumable Fuels	3.3%	2.9%
Other	6.5%	3.4%
Pharmaceuticals	8.1%	8.7%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	9.6%	9.5%
Transportation	1.9%	1.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

The geographic composition of investments at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
United States
Midwest	18.6%	18.0%
Northeast	15.1%	17.3%
South	16.2%	14.2%
West	25.2%	26.8%
Canada (1)	0.0%	2.3%
Finland (1)	0.0%	0.0%
France	3.8%	1.8%
Germany	0.6%	0.6%
Italy	2.3%	2.4%
Netherlands	0.2%	0.2%
Norway	5.6%	5.5%
Sweden	0.2%	0.1%
United Kingdom	12.2%	10.8%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following table presents the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2025 and three months ended March 31, 2024:

			For the three months ended March 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(10,193)	$9,750	$(443)
Interest rate swap	3/11/2029	150,000	(2,442)	2,438	(4)
Interest rate swap	1/15/2030	600,000	(10,245)	8,625	(1,620)
Interest rate swap	7/15/2030	750,000	(9,400)	9,187	(213)
Total		$2,100,000	$(32,280)	$30,000	$(2,280)

			For the three months ended March 31, 2024
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(1,826)	$1,517	$(309)
Total		$600,000	$(1,826)	$1,517	$(309)

For the three months ended March 31, 2025, the Company recognized $34.8 million of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2025, this amount was offset by a $10.2 million increase in the carrying value of the 2029 Notes. For the three months ended March 31, 2025, this amount was offset by a $10.4 million increase in the carrying value of the January 2030 Notes. For the three months ended March 31, 2025, this amount was offset by a $14.2 million increase in the carrying value of the July 2030 Notes.

For the three months ended March 31, 2024, the Company recognized $0.9 million of unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2024, this amount was offset by a $0.9 million decrease in the carrying value of the 2029 Notes.

As of March 31, 2025, the swap transaction had a fair value of $9.6 million which is netted against cash collateral of $112.1 million. As of December 31, 2024, the swap transaction had a fair value of $(25.2) million which is netted against cash collateral of $68.6 million on the Company's Consolidated Balance Sheet. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2025 and December 31, 2024:

	Fair Value Hierarchy at March 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$178,569	$6,686,427	$6,864,996
Second-lien debt investments	—	1,003	121,036	122,039
Mezzanine debt investments	—	—	204,815	204,815
Equity and other investments	—	—	164,182	164,182
Total investments at fair value	$—	$179,572	$7,176,460	$7,356,032
Interest rate swaps	—	9,602	—	9,602
Total	$—	$189,174	$7,176,460	$7,365,634

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$143,398	$6,728,411	$6,871,809
Second-lien debt investments	—	1,309	93,469	94,778
Mezzanine debt investments	—	—	123,184	123,184
Equity and other investments	—	—	154,511	154,511
Total investments at fair value	$—	$144,707	$7,099,575	$7,244,282
Interest rate swaps	—	(25,214)	—	(25,214)
Total	$—	$119,493	$7,099,575	$7,219,068

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2025:

	As of and for the Three Months Ended
	March 31, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$6,728,411	$93,469	$123,184	$154,511	$7,099,575
Purchases or originations	677,175	19,198	76,440	3,397	776,210
Repayments / redemptions	(640,324)	—	—	—	(640,324)
Sales proceeds	(109,761)	—	—	—	(109,761)
Paid-in-kind interest	9,621	938	3,517	—	14,076
Net change in unrealized gains (losses)	6,053	7,086	1,565	6,274	20,978
Net realized gains (losses)	460	—	—	—	460
Net amortization of discount on securities	14,792	345	109	—	15,246
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$6,686,427	$121,036	$204,815	$164,182	$7,176,460

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2025 and March 31, 2024:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the three months ended	For the three months ended
	March 31, 2025 on	March 31, 2024 on
	Investments Held at	Investments Held at
	March 31, 2025	March 31, 2024
First-lien debt investments	$23,712	$13,833
Second-lien debt investments	7,086	(227)
Mezzanine debt investments	1,564	1,804
Equity and other investments	6,275	3,483
Total	$38,637	$18,893

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$6,686,427	Income approach (1)	Discount rate	7.4% — 17.2% (10.5%)	Decrease
Second-lien debt investments	121,036	Income approach	Discount rate	14.6% — 18.9% (17.8%)	Decrease
Mezzanine debt investments	204,815	Income approach	Discount rate	11.6% — 11.6% (11.6%)	Decrease
Equity and other investments	164,182	Market Multiple (2)	Comparable multiple	4.8x — 20.0x (11.1x)	Increase
Total	$7,176,460

(1)
Includes $62.5 million of first-lien debt investments valued using an asset waterfall.
(2)
Includes $10.3 million of equity investments valued using a Black-Scholes model and $49.7 million of equity investments valued using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of March 31, 2025 and December 31, 2024, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, January 2030 Notes and July 2030 Notes, as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$766,445	$750,000	$759,645
January 2030 Notes	600,000	592,786	600,000	588,680
July 2030 Notes	750,000	754,170	—	—
Total	$2,100,000	$2,113,401	$1,350,000	$1,348,325
(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and the Credit Facilities, are classified as Level 2.

7. Debt

Subscription Facility

On September 1, 2022, the Company entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the Subscription Facility were $400 million.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of March 31, 2025 and December 31, 2024, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the Revolving Credit Facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility up to $1 billion. On February 28, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. On December 18, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.55 billion, which included a term loan commitment of $50 million, due at the stated maturity. On January 17, 2025, the aggregate commitments under the Revolving Credit Facility were upsized to $1.65 billion, due at the stated maturity. On March 4, 2025, pursuant to the third amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $2.28 billion the stated maturity was extended to March 4, 2030. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $3.42 billion. The Revolving Credit Facility will mature on March 4, 2030.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) adjusted Term SOFR plus 1.525%, 1.65%, or 1.775%, based on certain borrowing base conditions and (b) an alternative base rate plus 0.525%, 0.65% or 0.775%, based on certain borrowing base conditions, (ii) in the case of loans denominated in other permitted currencies at the relevant rate specified plus 0.525%, 0.65% or 1.775%, based on certain borrowing base conditions, plus in the case of amounts denominated in certain other permitted currencies, an adjustment. We also will pay an unused commitment fee of 0.325% per annum on the unused commitments.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Revolving Credit Agreement, the financial covenants require:

•
an asset coverage ratio of no less than 2 to 1 on the last day of any fiscal quarter;
•
shareholders’ equity of at least $2.4 billion plus 25% of the net proceeds of the sale of equity interests after March 4, 2025; and
•
minimum asset coverage ratio of no less than 1.5 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 299.6 million, Euros (EUR) 765.6 million and Swedish Krona (SEK) 80.9 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of March 31, 2025, the Company had $28.6 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2024, the Company had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

As of March 31, 2025 and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the effective hedge interest rate swaps had a fair value of $(9.1) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the effective hedge interest rate swaps had a fair value of $ $13.7 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

July 2030 Notes

In January 2025, the Company issued $750 million aggregate principal amount of unsecured notes that mature on July 15, 2030 (the “July 2030 Notes”). The principal amount of the July 2030 Notes is payable at maturity. The July 2030 Notes bear interest at a rate of 6.125% per year, payable semi-annually commencing on July 15, 2025, and may be redeemed in whole or in part at the Company's option at any time at par plus a "make whole" premium. Total proceeds from the issuance of the July 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $737.6 million. The Company used the net proceeds of the July 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2025, the effective hedge interest rate swaps had a fair value of $(14.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

For the three months ended March 31, 2025 and three months ended March 31, 2024, the components of interest expense related to the 2029 Notes, January 2030 Notes and July 2030 Notes are as follows.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$30,766	$2,167
Accretion of original issue discount	522	62
Amortization of deferred financing costs	1,257	112
Total Interest Expense	$32,545	$2,341

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes, January 2030 Notes and July 2030 Notes. During the three months ended March 31, 2025, the Company received $30.0 million and paid $32.3 million, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. During the three months ended March 31, 2024, the Company received $1.5 million and paid $1.8 million related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swap.

As of March 31, 2025, the components of the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes and the stated interest rates were as follows.

	March 31, 2025
	2029 Notes	January 2030 Notes	July 2030 Notes
Principal amount of debt	$750,000	$600,000	$750,000
Original issue discount, net of accretion	(5,402)	(870)	(4,707)
Deferred financing costs	(8,022)	(7,328)	(9,458)
Fair value of an effective hedge	9,104	(13,745)	14,243
Carrying value of debt	$745,680	$578,057	$750,078
Stated interest rate	6.50%	5.75%	6.13%

As of December 31, 2024, the components of the carrying value of the 2029 Notes and January 2030 Notes and the stated interest rates were as follows.

	December 31, 2024
	2029 Notes	January 2030 Notes
Principal amount of debt	$750,000	$600,000
Original issue discount, net of accretion	(5,695)	(909)
Deferred financing costs	(8,486)	(7,680)
Fair value of an effective hedge	(1,079)	(24,135)
Carrying value of debt	$734,740	$567,276
Stated interest rate	6.50%	5.75%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2025, the Company's swap-adjusted interest rate on the 2029 Notes, January 2030 Notes and July 2030 Notes was SOFR plus 2.45% (on a weighted average basis), 2.55% and 2.01%, respectively. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2029 Notes and January 2030 Notes was SOFR plus 2.45% (on a weighted average basis) and 2.55%, respectively.

As of March 31, 2025, the Company was in compliance with the terms of the indentures governing the 2029 Notes, January 2030 Notes and July 2030 Notes. As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes and January 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company's asset coverage was 206.1% and 193.0%, respectively.

Debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$1,500,000	$21,180	$1,478,820	$19,288
Revolving Credit Facility	2,280,000	1,764,819	486,541	1,748,365
2029 Notes	750,000	750,000	—	745,680
January 2030 Notes	600,000	600,000	—	578,057
July 2030 Notes	750,000	750,000	—	750,078
Total Debt	$5,880,000	$3,885,999	$1,965,361	$3,841,468

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $1.9 million, $16.5 million, $13.4 million, $8.2 million and $14.2 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes, and July 2030 Notes are presented inclusive of an incremental $(9.1) million, $13.7 million and $(14.2) million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, resulting from a hedge accounting relationship.

	December 31, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$1,500,000	$1,496,759	$3,241	$1,493,740
Revolving Credit Facility	1,550,000	1,501,965	42,095	1,492,845
2029 Notes	750,000	750,000	-	734,740
January 2030 Notes	600,000	600,000	-	567,276
Total Debt	$4,400,000	$4,348,724	$45,336	$4,288,601

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued, and asset coverage requirements.
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

For the three months ended March 31, 2025 and three months ended March 31, 2024, the components of interest expense were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$48,936	$32,242
Commitment fees	1,433	638
Amortization of deferred financing costs	2,945	1,827
Accretion of original issue discount	522	62
Swap settlement	2,280	309
Total Interest Expense	$56,116	$35,078
Average debt outstanding (in millions)	$3,345.7	$1,774.7
Weighted average interest rate	6.1%	7.3%

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

As of March 31, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$226	$217
Apellis Pharmaceuticals, Inc. - Delayed Draw	42,105	42,105
Aptean, Inc. - Delayed Draw & Revolver	13,340	15,757
Arrow Buyer, Inc. - Delayed Draw	20,157	20,157
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	130,285	135,222
Artisan Bidco, Inc. - Revolver	12,946	16,886
Avalara, Inc. - Revolver	—	13,636
AVSC Holding Corp. - Revolver	24,454	33,830
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	29,175
Babylon Finco Limited - Delayed Draw	16,527	16,527
Banyan Software Holdings, LLC - Delayed Draw	—	19,491
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,074	1,074
Ben Nevis Midco Limited - Delayed Draw	27,307	27,307
Boréal Bidco - Delayed Draw	12,024	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9,086
Cirrus (Bidco) Ltd - Delayed Draw	430	417
Coupa Holdings, LLC - Delayed Draw & Revolver	20,428	20,428
Crewline Buyer, Inc. - Revolver & Equity	16,295	16,295
Disco Parent, Inc. - Revolver	5,776	5,776
Edge Bidco B.V. - Delayed Draw & Revolver	1,036	993
Elysium BidCo Limited - Revolver	—	19,289
Erling Lux Bidco SARL - Delayed Draw & Revolver	2,901	2,772
Eventus Buyer, LLC - Delayed Draw & Revolver	16,157	18,777
Flight Intermediate HoldCo, Inc. - Delayed Draw	41,671	44,012
Fullsteam Operations, LLC - Delayed Draw & Revolver	47,325	70,282
Galileo Parent, Inc. - Revolver	10,769	12,788
Greenshoot Bidco B.V. - Revolver	424	407
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	27,020	28,485
Hippo XPA Bidco AB - Delayed Draw & Revolver	1,867	1,697
HireVue, Inc. - Revolver	9,980	5,141
Kangaroo Bidco AS - Delayed Draw	22,500	22,500
Kryptona BidCo US, LLC - Revolver	14,674	14,674
Lynx BidCo - Delayed Draw & Revolver	25,077	25,077
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3,214	3,214
PDI TA Holdings, Inc. - Delayed Draw & Revolver	11,470	26,516
QSR Acquisition Co. - Delayed Draw	5,000	5,000
Rail Acquisitions LLC - Delayed Draw & Revolver	7,075	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,486	1,425
Raptor US Buyer II Corp. - Revolver	4,318	4,318
Sapphire Software Buyer, Inc. - Revolver	27,027	27,027
Scorpio Bidco - Delayed Draw	15,851	15,195
Severin Acquisition, LLC - Delayed Draw & Revolver	53,979	72,475
Shiftmove GmbH - Delayed Draw	6,301	6,040
Sky Bidco S.p.A. - Delayed Draw	30,925	29,645
SkyLark UK DebtCo Limited - Delayed Draw	38,883	24,084
SL Buyer Corp. - Delayed Draw	1,184	1,258
SMA Technologies Holdings, LLC - Revolver	3,991	3,991
Sport Alliance GmbH - Revolver	450	647
Truck-Lite Co., LLC - Delayed Draw & Revolver	39,577	61,202
USA Debusk, LLC - Delayed Draw & Revolver	35,954	42,137
Varinem German Bidco GmbH - Delayed Draw	9,266	3,553
Wrangler Topco, LLC - Delayed Draw & Revolver	20,065	32,377
Total Portfolio Company Commitments (1)(2)	$909,966	$1,050,384

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

Other Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2025, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the three months ended March 31, 2025 and 2024. All shares issued to shareholders in the tables below are newly issued shares.

	For the Three Months Ended
	March 31, 2025
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2024	December 31, 2024	January 30, 2025	1,456,909
Total Common Shares Issued			1,456,909

	For the Three Months Ended
	March 31, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
Total Common Shares Issued			795,040

During the three months ended March 31, 2025, the Company issued 1,456,909 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $41.9 million. During the three months ended March 31, 2024, the Company issued 795,040 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $22.1 million.

There were no common shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025. The following table summarizes the total common shares issued and proceeds received related to the Company’s capital drawdowns delivered for the three months ended March 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
	17,348,908	$499,736

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings (loss) per common share—basic
Increase (decrease) in net assets resulting from operations	$128,107	$97,725
Weighted average Common Shares outstanding—basic and diluted	141,179,301	69,647,897
Earnings (loss) per common share—basic and diluted	$0.91	$1.40

11. Dividends

The following table summarizes dividends declared during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2025	March 31, 2025	May 5, 2025	$0.67
Total Dividends Declared			$0.67

	For the Three Months Ended
	March 31, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2024	March 31, 2024	May 6, 2024	$0.67
Total Dividends Declared			$0.67

The dividends declared during the three months ended March 31, 2025 and 2024 were derived from net investment income, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the Consolidated Financial Statements. The following are the financial highlights for one share of Common Shares outstanding for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Share Data (1)
Net asset value, beginning of period	$28.79	$27.75

Net investment income (2)	1.08	1.04
Net realized and unrealized gain (loss) (2)	(0.17)	0.36
Total from operations	0.91	1.40
Net Common Share Issuance (3)	—	(0.01)
Dividends declared (4)	(0.67)	(0.67)
Total increase (decrease) in net assets	0.24	0.72
Net Asset Value, End of Period	$29.02	$28.47
Total return based on net asset value (5)	3.14%	5.07%
Common shares outstanding, end of period	141,664,937	83,622,723
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets without management fee waiver	10.20%	12.44%
Ratio of net expenses to average net assets with management fee waiver	8.64%	11.15%
Ratio of net investment income to average net assets without management fee waiver	13.41%	12.57%
Ratio of net investment income to average net assets with management fee waiver	14.98%	13.86%
Portfolio turnover	41.12%	16.44%
Net assets, end of period	$4,111,606	$2,380,563

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

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2025.

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

Overview

Sixth Street Lending Partners is a Delaware statutory trust formed on April 5, 2022. The Adviser is our external manager. We have three wholly owned subsidiaries, SSLP Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street LP Holding II, LLC and Sixth Street Lending Partners Sub, LLC in which we may hold certain investments.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through March 31, 2025, we have originated approximately $22.8 billion aggregate principal amount of investments and retained approximately $8.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of March 31, 2025, our core portfolio companies had a weighted average annual revenue of $697.4 million and weighted average annual EBITDA of $218.4 million. As of March 31, 2025, our core portfolio companies had a median annual revenue of $223.5 million and median annual EBITDA of $76.2 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2025, the largest investment in a single issuer based on fair value represented 4.2% of our total investment portfolio.

As of March 31, 2025, the average investment size in each of our portfolio companies was approximately $106.6 million based on fair value.

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

As of March 31, 2025, the largest industry represented 20.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2025, approximately 95.0% of our portfolio was invested in secured debt, including 93.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended March 31, 2025, the weighted average term on new debt investment commitments in new portfolio companies was 5.1 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2025, we had call protection on 96.4% of our debt investments based on fair value, with weighted average call prices of 108.5% for the first year, 104.2% for the second year and 102.0% for the third year, in each case from the date of the initial investment. As of March 31, 2025, 96.9% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $100 billion of assets under management as of March 31, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 650 investment and operating professionals. As of March 31, 2025, seventy-three (73) of these personnel are dedicated to direct lending, including fifty-eight (58) investment professionals.

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

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee, or the Management Fee, and may also pay certain incentive fees (the "Incentive Fees").

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

General Economic Conditions

To date, 2025 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring the tariff developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of March 31, 2025, 96.9% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2025 and three months ended March 31, 2024, 6.1% and 4.4%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of March 31, 2025, our portfolio based on fair value consisted of 93.3% first-lien debt investments, 1.7% second-lien debt investments, 2.8% mezzanine investments and 2.2% equity and other investments. As of December 31, 2024, our portfolio based on fair value consisted of 94.9% first-lien debt investments, 1.3% second-lien debt investments, 1.7% mezzanine investments and 2.1% equity and other investments.

As of March 31, 2025 and December 31, 2024, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.8% and 11.0% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.0% and 11.3%, respectively.

As of March 31, 2025 and December 31, 2024, we had investments in 69 and 67 portfolio companies, respectively, with an aggregate fair value of $7,356.0 million and $7,244.3 million.

For the three months ended March 31, 2025, the principal amount of new investments funded was $671.8 million in six new portfolio companies and three existing portfolio companies. For this period, we had $699.8 million aggregate principal amount in exits, sales and repayments.

For the three months ended March 31, 2024, the principal amount of new investments funded was $1,247.8 million in nine new portfolio companies and two existing portfolio companies. For this period, we had $147.0 million aggregate principal amount in exits, sales and repayments.

Our investment activity for the three months ended March 31, 2025 and March 31, 2024, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
New investment commitments:
Gross originations (1)	$1,270.8	$5,087.5
Less: Syndications/sell downs (1)	536.4	3,185.8
Total new investment commitments	$734.4	$1,901.7
Principal amount of investments funded:
First-lien	$566.8	$1,208.1
Second-lien	23.6	10.3
Mezzanine	78.0	1.1
Equity and other	3.4	28.3
Total	$671.8	$1,247.8
Principal amount of investments sold or repaid:
First-lien	$699.8	$147.0
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	—
Total	$699.8	$147.0
Number of new investment commitments in new portfolio companies	6	9
Average new investment commitment amount in new portfolio companies	$85.1	$193.2
Weighted average term for new investment commitments in new portfolio companies (in years)	5.1	5.6
Percentage of new debt investment commitments at floating rates	96.1%	99.3%
Percentage of new debt investment commitments at fixed rates	3.9%	0.7%
Weighted average interest rate of new investment commitments	10.1%	11.6%
Weighted average spread over reference rate of new floating rate investment commitments	6.3%	6.3%
Weighted average interest rate on investments fully sold or paid down	11.1%	10.5%

(1)
Includes affiliates of Sixth Street.

As of March 31, 2025 and December 31, 2024, our investments consisted of the following:

	March 31, 2025		December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$6,720.4	$6,865.0	$6,732.1	$6,871.8
Second-lien debt investments	110.0	122.0	89.5	94.8
Mezzanine debt investments	198.5	204.8	118.4	123.2
Equity and other investments	143.4	164.2	140.0	154.5
Total	$7,172.3	$7,356.0	$7,080.0	$7,244.3

We have no non-accrual investments as of March 31, 2025 and December 31, 2024.

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities (1)	10.8%	11.0%
Weighted average interest rate of debt and income producing securities	10.5%	10.7%
Weighted average spread over reference rate of all floating rate investments	6.1%	6.1%

(1)
Weighted average total portfolio yield at fair value was 10.6% at March 31, 2025 and 10.8% at December 31, 2024.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2025		December 31, 2024
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$7,148.0	97.2%	$7,037.9	97.1%
2	145.5	2.0	143.3	2.0
3	62.5	0.8	63.1	0.9
4	—	—	—	—
5	—	—	—	—
Total	$7,356.0	100.0%	$7,244.3	100.0%

Results of Operations

Operating results for the three months ended March 31, 2025 and March 31, 2024, were as follows:

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Total investment income	$240.5	$131.6
Less: Net expenses	87.9	56.7
Net investment income before income taxes	152.6	74.9
Less: Income taxes, including excise taxes (1)	0.0	2.2
Net investment income	152.6	72.7
Net realized gains (losses) (2)	0.2	2.3
Net change in unrealized gains (losses) (2)	(24.7)	22.7
Net increase (decrease) in net assets resulting from operations	$128.1	$97.7

(1)
Amount round to less than $0.1 million.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Interest from investments	$219.2	$113.9
Arranger Fees	—	10.0
Paid-in-kind interest income	14.7	5.8
Dividend income	2.0	—
Other income	4.6	1.9
Total investment income	$240.5	$131.6

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $113.9 million for the three months ended March 31, 2024 to $219.2 million for the three months ended March 31, 2025. The increase in interest from investments was primarily the result of growth in our investment portfolio. Arranger fees decreased from $10.0 million for the three months ended March 31, 2024 to $0.0 million for the three months ended March 31, 2025. Paid-in-kind interest income increased from $5.8 million for the three months ended March 31, 2024 to $14.7 million for the three months ended March 31, 2025, primarily due to increased PIK elections. For the three months ended March 31, 2024, there was no dividend income. For the three months ended March 31, 2025, we had a dividend income of $2.0 million. Other income increased from $1.9 million for the three months ended March 31, 2024 to $4.6 million for the three months ended March 31, 2025, primarily due to interest from cash and cash equivalents.

Expenses

Operating expenses for the three months ended March 31, 2025 and March 31, 2024, were as follows:

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Interest	$56.0	$35.1
Management fees (net of waivers)	9.7	4.5
Incentive fees on net investment income	21.4	10.8
Incentive fees on net capital gains (losses)	(3.1)	3.1
Organizational and offering expense	—	0.5
Professional fees	2.0	1.2
Trustees fees	0.2	0.2
Other general and administrative	1.7	1.3
Net Expenses	$87.9	$56.7

Interest

Interest expense, including other debt financing costs, increased from $35.1 million for the three months ended March 31, 2024 to $56.0 million for the three months ended March 31, 2025. This increase was primarily due to an increase in average debt outstanding from $1.8 billion for the three months ended March 31, 2024 to $3.3 billion for the three months ended March 31, 2025.

Management Fees

Management Fees (gross of waivers) increased from $11.2 million for the three months ended March 31, 2024 to $25.7 million for the three months ended March 31, 2025 due to an increase in average assets for the three months ended March 31, 2025 compared to the same period in 2024. Management Fees (net of waivers) increased from $4.5 million for the three months ended March 31, 2024 to $9.7 million for the three months ended March 31, 2025. For the three months ended March 31, 2025 and March 31, 2024, the Adviser waived Management Fees of $16.0 million and $6.8 million, respectively.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $10.8 million for the three months ended March 31, 2024 to $21.4 million three months ended March 31, 2025. This increase resulted from an increase in the portfolio size for the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, $(3.1) million and $3.1 million were accrued related to Capital Gains Fees, respectively. As of March 31, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

Organizational and offering expenses were $0.5 million for the three months ended March 31, 2024 and none for the three months ended March 31, 2025.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.2 million for the three months ended March 31, 2024 to $2.0 million for the three months ended March 31, 2025. Trustees Fees were $0.2 million for the three months ended March 31, 2024 and $0.2 million for the three months ended March 31, 2025. Other general and administrative expenses increased from $1.3 million for the three months ended March 31, 2024 to $1.7 million for the three months ended March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, we recorded a net expense of less than $0.1 million and $2.2 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024
Net realized gains (losses) on investments	$0.4	$2.3
Net realized gains (losses) on foreign currency investments (1)	(0.0)	0.5
Net realized gains (losses) on foreign currency transactions (1)(2)	(0.0)	(0.0)
Net realized gains (losses) on foreign currency borrowings	(0.2)	(0.5)
Net Realized Gains (Losses)	$0.2	$2.3

Change in unrealized gains on investments	$76.3	$23.6
Change in unrealized (losses) on investments	(56.8)	(5.1)
Net Change in Unrealized Gains (Losses) on Investments	$19.5	$18.5

Unrealized gains (losses) on foreign currency transactions (1)(2)	$(2.6)	$0.0
Unrealized gains (losses) on foreign currency borrowings	(41.6)	4.2
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(44.2)	$4.2

Net Change in Unrealized Gains (Losses)	$(24.7)	$22.7

(1)
Amounts round to less than $0.1 million.
(2)
Includes foreign exchange hedging activity.

For the three months ended March 31, 2025, we had net realized gains on investments of $0.4 million. For the three months ended March 31, 2024, we had a net realized gains on investments of $2.3 million. For the three months ended March 31, 2025, we had net realized losses on foreign currency investments of less than $0.1 million. For the three months ended March 31, 2024, we had a net realized gains on foreign currency investments of $0.5 million. For the three months ended March 31, 2025, we had net realized losses of less than $0.1 million on foreign currency transactions. For the three months ended March 31, 2024, we had net realized losses of less than $0.1 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2025, we had net realized losses of $0.2 million on foreign currency borrowings. For the three months ended March 31, 2024, we had a net realized losses of $0.5 million on foreign currency borrowings.

For the three months ended March 31, 2025, we had $76.3 million in unrealized gains on 40 portfolio company investments, which was offset by $56.8 million in unrealized losses on 33 portfolio company investments. Unrealized gains primarily resulted from positive portfolio company specific developments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of the investments, negative portfolio company specific developments and widening of credit spreads. For the three months ended March 31, 2024, we had $23.6 million in unrealized gains on 32 portfolio company investments, which was offset by $5.1 million in unrealized losses on 14 portfolio company investments. Unrealized gains were driven by an increase in fair value and primarily due to tightening credit spreads.

For the three months ended March 31, 2025, we had $41.6 million in unrealized losses on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For the three months ended March 31, 2024, we had $4.2 million in unrealized gains on foreign currency borrowings, primarily as a result of fluctuations in EUR, GBP and SEK exchange rates.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through March 31, 2025, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.1% (based on total capital invested of $0.8 billion and total proceeds from these exited investments of 1.0 billion). One hundred percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three months ended March 31, 2025, we had $41.6 million in unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2025. For the three months ended March 31, 2024, we had $4.2 million of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2024. See Note 2 for additional disclosure regarding our accounting for foreign currency. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 206.1% and 193.0%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2025 taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2025, we had approximately $1,478.8 million and $486.5 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of March 31, 2025, we had $703.8 million in cash and cash equivalents, including $121.7 million of restricted cash. For the three months ended March 31, 2025, cash provided by operating activities was $84.8 million, primarily attributable to repayments and proceeds from investments of $750.5 million, an increase in net assets resulting from operations of $128.1 million and other net operating activities of $38.5 million, which was partially offset by funding portfolio investments of $812.8 million and net change in unrealized gains on investments of $19.5 million. Cash used in financing activities was $579.0 million during the period due to paydowns on debt of $1,808.7 million and other financing activities of $69.8 million, which were partially offset by borrowings of $1,299.5 million.

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

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2025, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

There were no common shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025. The following table summarizes the total common shares issued and proceeds received related to the Company’s capital drawdowns delivered for the three months ended March 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
	17,348,908	499.7

During the three months ended March 31, 2025, we issued 1,456,909 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $41.9 million. During the three months ended March 31, 2024, we issued 795,040 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $22.1 million.

Debt

Subscription Facility

On September 1, 2022, we entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the Subscription Facility were $400 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2025, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 7.3 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of March 31, 2025 and December 31, 2024, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the Revolving Credit Facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility up to $1 billion. On February 28, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to

$1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. On December 18, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.55 billion, which included a term loan commitment of $50 million, due at the stated maturity. On January 17, 2025, the aggregate commitments under the Revolving Credit Facility were upsized to $1.65 billion, due at the stated maturity. On March 4, 2025, pursuant to the third amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $2.28 billion and the stated maturity was extended to March 4, 2030. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $3.42 billion. The Revolving Credit Facility will mature on March 4, 2030.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) adjusted Term SOFR plus 1.525%, 1.65% or 1.775%, based on certain borrowing base conditions and (b) an alternative base rate plus 0.525%, 0.65% or 0.775%, based on certain borrowing base conditions, (ii) in the case of loans denominated in other permitted currencies at the relevant rate specified plus 0.525%, 0.65% or 0.775%, based on certain borrowing base conditions, plus in the case of amounts denominated in certain other permitted currencies, an adjustment. We also will pay an unused commitment fee of 0.325% per annum on the unused commitments.

The Revolving Credit Facility is guaranteed by Sixth Street LP Holding II, LLC and SSLP Lending, LLC. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 299.6 million, Euros (EUR) 765.6 million and Swedish Krona (SEK) 80.9 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of March 31, 2025, we had $28.6 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2024, the Company had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the effective hedge interest rate swaps had a fair value of $(9.1) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the effective hedge interest rate swaps had a fair value of $13.7 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

July 2030 Notes

In January 2025, we issued $750 million aggregate principal amount of unsecured notes that mature on July 15, 2030 (the “July 2030 Notes”). The principal amount of the July 2030 Notes is payable at maturity. The July 2030 Notes bear interest at a rate of 6.125% per year, payable semi-annually commencing on July 15, 2025, and may be redeemed in whole or in part at the Company's option at any time at par plus a "make whole" premium. Total proceeds from the issuance of the July 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $737.6 million. We used the net proceeds of the July 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2025, the effective hedge interest rate swaps had a fair value of $(14.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

Debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Subscription Facility	$1,500.0	$21.2	$1,478.8	$19.3
Revolving Credit Facility	2,280.0	1,764.8	486.6	1,748.4
2029 Notes	750.0	750.0	—	745.6
January 2030 Notes	600.0	600.0	—	578.1
July 2030 Notes	750.0	750.0	—	750.1
Total Debt	$5,880.0	$3,886.0	$1,965.4	$3,841.5

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts of $1.9 million, $16.5 million, $13.4 million, $8.2 million and $14.2 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $(9.1) million, $13.7 million and $(14.2) million respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

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

As of March 31, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Apellis Pharmaceuticals, Inc. - Delayed Draw	42.1	42.1
Aptean, Inc. - Delayed Draw & Revolver	13.3	15.8
Arrow Buyer, Inc. - Delayed Draw	20.2	20.2
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	130.3	135.2
Artisan Bidco, Inc. - Revolver	12.9	16.9
Avalara, Inc. - Revolver	—	13.6
AVSC Holding Corp. - Revolver	24.5	33.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
Babylon Finco Limited - Delayed Draw	16.5	16.5
Banyan Software Holdings, LLC - Delayed Draw	—	19.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.1	1.1
Ben Nevis Midco Limited - Delayed Draw	27.3	27.3
Boréal Bidco - Delayed Draw	12.0	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9.1
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
Disco Parent, Inc. - Revolver	5.8	5.8
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.0
Elysium BidCo Limited - Revolver	—	19.3
Erling Lux Bidco SARL - Delayed Draw & Revolver	2.9	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	16.2	18.8
Flight Intermediate HoldCo, Inc. - Delayed Draw	41.7	44.0
Fullsteam Operations, LLC - Delayed Draw & Revolver	47.3	70.3
Galileo Parent, Inc. - Revolver	10.8	12.8
Greenshoot Bidco B.V. - Revolver	0.4	0.4
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	27.0	28.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	1.9	1.7
HireVue, Inc. - Revolver	9.9	5.1
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kryptona BidCo US, LLC - Revolver	14.7	14.7
Lynx BidCo - Delayed Draw & Revolver	25.1	25.1
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3.2	3.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	11.5	26.5
QSR Acquisition Co. - Delayed Draw	5.0	5.0
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.5	1.4
Raptor US Buyer II Corp. - Revolver	4.3	4.3
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	15.9	15.2
Severin Acquisition, LLC - Delayed Draw & Revolver	53.9	72.5
Shiftmove GmbH - Delayed Draw	6.3	6.0
Sky Bidco S.p.A. - Delayed Draw	30.9	29.6
SkyLark UK DebtCo Limited - Delayed Draw	38.9	24.1
SL Buyer Corp. - Delayed Draw	1.2	1.3
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.5	0.6
Truck-Lite Co., LLC - Delayed Draw & Revolver	39.6	61.2
USA Debusk, LLC - Delayed Draw & Revolver	36.0	42.1
Varinem German Bidco GmbH - Delayed Draw	9.2	3.6
Wrangler Topco, LLC - Delayed Draw & Revolver	20.1	32.4
Total Portfolio Company Commitments (1)(2)	$910.0	$1,050.4

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

Other Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2025 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$21.2	$21.2	$—	$—	$—
Revolving Credit Facility	1,764.8	—	—	1,764.8	—
2029 Notes	750.0	—	—	750.0	—
January 2030 Notes	600.0	—	—	600.0	—
July 2030 Notes	750.0	—	—	—	750.0
Total Contractual Obligations	$3,886.0	$21.2	$—	$3,114.8	$750.0

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement

Critical Accounting Estimates

Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025, and elsewhere in our filings with the SEC. The critical accounting policies and estimates should be read in connection with our risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of March 31, 2025, 96.9% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, January 2030 Notes and July 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$209.2	$116.6	$92.6
Up 200 basis points	$139.5	$77.7	$61.8
Up 100 basis points	$69.7	$38.9	$30.8
Down 25 basis points	$(17.4)	$(4.5)	$(12.9)
Down 50 basis points	$(34.5)	$(19.4)	$(15.1)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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
4.1

Fourth Supplemental Indenture, dated as of January 13, 2025, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 17, 2025)

4.2	Form of 6.125% Note due 2030 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 17, 2025 and incorporated by reference)
4.3

Registration Rights Agreement, dated as of January 13, 2025, relating to the 6.125% Notes due 2030, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on January 17, 2025)

10.1

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of March 4, 2025, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent

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

Sixth Street Lending Partners

Date: May 2, 2025	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)