Form 10-Q
period 2025-06-30
Sixth Street Lending Partners
filed 2025-08-01
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at August 1, 2025 was 143,143,972.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $7,203,329 and $7,079,994, respectively)	$7,506,497	$7,244,282
Cash and cash equivalents (restricted cash of $109,542 and $43,371, respectively)	1,048,355	1,198,013
Interest receivable	66,047	67,896
Prepaid expenses and other assets	36,438	3,251
Total Assets	$8,657,337	$8,513,442
Liabilities
Debt (net of deferred financing costs of $39,880 and $28,306, respectively)	$4,193,934	$4,288,601
Management fees payable to affiliate	9,930	7,406
Incentive fees on net investment income payable to affiliate	21,036	16,232
Incentive fees on net capital gains accrued to affiliate	21,714	24,549
Other payables to affiliate	5,892	3,640
Dividends payable	100,201	93,939
Other liabilities	92,377	42,605
Total Liabilities	4,445,084	4,476,972
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (143,143,972 and 140,208,028, shares issued and outstanding, respectively)	143	140
Additional paid-in capital	4,008,602	3,923,739
Distributable earnings	203,508	112,591
Total Net Assets	4,212,253	4,036,470
Total Liabilities and Net Assets	$8,657,337	$8,513,442
Net Asset Value Per Share	$29.43	$28.79

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$213,348	$140,244	$432,511	$254,122
Paid-in-kind interest income	16,542	7,925	31,287	13,716
Dividend income	2,616	—	4,604	—
Arranger Fees	45	5,885	45	15,874
Other income	8,539	3,410	13,171	5,343
Total Investment Income	241,090	157,464	481,618	289,055
Expenses
Interest	59,054	47,024	115,169	82,103
Management fees	26,185	14,935	51,869	26,177
Incentive fees on net investment income	21,036	12,704	42,395	23,540
Incentive fees on net capital gains (losses)	232	2,664	(2,818)	5,792
Offering expense	—	431	—	909
Professional fees	2,196	1,235	4,171	2,453
Trustees’ fees	163	143	322	299
Other general and administrative	1,446	1,337	3,133	2,694
Total expenses	110,312	80,473	214,241	143,967
Management fees waived (Note 3)	(16,256)	(9,282)	(32,220)	(16,066)
Net Expenses	94,056	71,191	182,021	127,901
Net Investment Income Before Income Taxes	147,034	86,273	299,597	161,154
Income taxes, including excise taxes	16	8	17	2,169
Net Investment Income	147,018	86,265	299,580	158,985
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	119,383	15,947	138,879	34,482
Translation of other assets and liabilities in foreign currencies	(101,699)	750	(143,409)	4,939
Foreign currency forward contracts	(3,140)	(30)	(5,659)	(11)
Income tax provision	(846)	—	(846)	—
Total net change in unrealized gains (losses)	13,698	16,667	(11,035)	39,410
Realized gains (losses):
Non-controlled, non-affiliated investments	8,528	1,267	8,987	3,609
Foreign currency transactions	(1,094)	3,395	(1,277)	3,315
Foreign currency forward contracts	(10,224)	—	(10,222)	—
Total net realized gains (losses)	(2,790)	4,662	(2,512)	6,924
Total Net Unrealized and Realized Gains (Losses)	10,908	21,329	(13,547)	46,334
Increase (Decrease) in Net Assets Resulting from Operations	$157,926	$107,594	$286,033	$205,319
Earnings per common share—basic and diluted	$1.11	$1.27	$2.02	$2.66
Weighted average common shares outstanding—basic and diluted	142,575,112	84,817,784	141,881,062	77,232,840

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($299,016 par, due 2/2032)	2/13/2024	SOFR + 5.75%	10.06%	$296,144	$299,867	7.1%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($113,569 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.21%	111,818	113,853	2.7%
	First-lien loan (EUR 51,601 par, due 11/2029)	11/7/2023	E + 7.00%	9.36%	54,578	60,723 (EUR 51,730)	1.4%
	First-lien revolving loan ($6,473 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.17%	6,228	6,515	0.2%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	10.33%	210,459	214,938	5.1%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($206,478 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.77% PIK	202,849	210,092	5.0%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.08%	149,194	154,377	3.7%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($950 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.65%	937	956	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($25,327 par, due 4/2031)	4/29/2024	SOFR + 5.00%	9.33% (incl. 2.25% PIK)	25,156	25,580	0.6%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 5.00%	9.33%	20,683	21,066	0.5%
	First-lien loan (GBP 117,318 par, due 4/2031)	4/29/2024	S + 5.50%	9.72% (incl. 2.50% PIK)	146,028	162,776 (GBP 118,784)	3.8%
Galileo Parent, Inc. (3)	First-lien loan ($148,792 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.05%	145,707	150,280	3.6%
	First-lien revolving loan ($15,481 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.05%	15,029	15,716	0.4%
Lynx BidCo (3)(4)	First-lien loan ($41,138 par, due 7/2031)	7/5/2024	SOFR + 7.11%	11.32% (incl. 5.61% PIK)	40,012	40,641	1.0%
	First-lien loan (EUR 17,297 par, due 7/2031)	7/5/2024	E + 7.11%	9.47% (incl. 5.61% PIK)	18,357	20,151 (EUR 17,167)	0.5%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.17%	968	1,084 (EUR 924)	0.0%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.42%	923	1,095 (EUR 933)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($104,105 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.53%	102,547	104,105	2.5%
	First-lien revolving loan ($5,954 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.58%	5,789	5,954	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($135,629 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.32%	133,304	137,575	3.3%
					1,390,566	1,447,477	34.4%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.10%	11,583	13,958 (EUR 11,891)	0.3%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	11.22%	23,104	27,384 (GBP 19,983)	0.7%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.59%	711	749 (NOK 7,575)	0.0%
	First-lien revolving loan (GBP 281 par, due 9/2028)	9/6/2022	S + 7.00%	11.22%	367	392 (GBP 286)	0.0%
FGI Acquisition Corp. (3)(4)	First-lien loan ($90,000 par, due 6/2032)	6/4/2025	SOFR + 5.50%	9.82%	88,214	88,650	2.1%
					123,979	131,133	3.1%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 326,566 par, due 5/2031)	5/22/2024	E + 4.75%	6.83%	354,463	384,297 (EUR 327,382)	9.1%
X Holdings. Inc. (3)(12)	First-lien loan ($37,543 par, due 10/2029)	3/7/2025	SOFR + 6.60%	10.93%	36,478	36,634	0.9%
	First-lien loan ($29,710 par, due 10/2029)	5/6/2025	9.50%	9.50%	28,975	28,865	0.7%
					419,916	449,796	10.7%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.43%	153,639	160,650	3.8%
Severin Acquisition, LLC (3)	First-lien loan ($184,846 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.33% (incl. 2.25% PIK)	184,822	184,846	4.4%
	First-lien revolving loan ($9,730 par, due 10/2031)	10/1/2024	SOFR + 4.75%	9.08%	9,529	9,730	0.2%
					347,990	355,226	8.4%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($225,810 par, due 9/2031)	9/30/2024	SOFR + 5.50%	9.22%	223,545	225,178	5.3%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.80%	761	859 (EUR 732)	0.1%

Arlberg Bidco, LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	10.06%	4,897	4,938	0.1%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($7,618 par, due 7/2029)	7/20/2023	SOFR + 6.00%	10.28%	7,418	7,751	0.2%
Fullsteam Operations LLC (3)	First-lien loan ($91,919 par, due 11/2029)	11/27/2023	SOFR + 8.40%	12.73%	89,750	93,987	2.2%
	First-lien loan ($29,973 par, due 11/2029)	2/23/2024	SOFR + 7.15%	11.48%	29,415	31,286	0.7%
	First-lien revolving loan ($1,768 par, due 11/2029)	11/27/2023	SOFR + 8.40%	12.71%	1,691	1,847	0.1%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.76%	5,422	5,930 (EUR 5,052)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,332 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,324	3,457	0.1%
					142,678	150,055	3.6%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 5,932 par, due 2/2029)	2/24/2023	E + 6.50%	8.48%	6,223	7,085 (EUR 6,036)	0.2%
Eventus Buyer, LLC (3)	First-lien loan ($48,349 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.80%	47,620	47,734	1.1%
	First-lien revolving loan ($3,493 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.79%	3,406	3,428	0.1%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($10,000 par, due 5/2030)	5/13/2025	SOFR + 6.00%	10.31%	9,611	9,700	0.2%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($114,259 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.58%	111,814	115,445	2.7%
Symplr Software Inc. (3)	First-lien loan ($1,276 par, due 12/2027)	4/15/2025	SOFR + 4.60%	8.88%	1,085	1,161	0.0%
					179,759	184,553	4.3%
Hotel, Gaming, and Leisure
AVSC Holding Corp. (3)	First-lien loan ($247,799 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.33%	242,670	244,369	5.8%
Equinox Holdings, Inc.	First-lien loan ($202,497 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	12.55% (incl. 4.13% PIK)	200,038	207,560	4.9%
	Second-lien loan ($10,148 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	9,984	10,655	0.3%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,553 par, due 4/2030)	4/10/2024	E + 7.25%	9.50% (incl. 3.88% PIK)	4,801	5,424 (EUR 4,621)	0.1%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 6.75%	8.73%	211	256 (EUR 218)	0.0%
					457,704	468,264	11.1%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($172,948 par, due 11/2028)	11/7/2022	SOFR + 4.75%	9.06%	170,016	172,948	4.1%
HireVue, Inc. (3)	First-lien loan ($109,224 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.03%	107,186	110,316	2.6%
	First-lien revolving loan ($7,157 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.04%	6,894	7,298	0.2%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,463 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.40%	2,432	2,475	0.1%
					286,528	293,037	7.0%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($67,583 par, due 3/2029)	3/30/2023	SOFR + 7.00%	11.33%	66,421	68,134	1.6%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($135,533 par, due 7/2030)	6/30/2023	SOFR + 5.00%	9.30%	132,860	136,211	3.2%
Big Wombat Holdings, Inc. (3)	First-lien loan ($8,749 par, due 4/2031)	4/16/2025	SOFR + 7.00%	11.26%	8,565	8,583	0.2%
Coupa Holdings, LLC (3)	First-lien loan ($128,277 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.53%	125,911	130,508	3.1%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,259	46,035	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 84,719 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	8.84% (incl. 3.50% PIK)	8,008	8,942 (SEK 85,221)	0.2%
	First-lien loan (SEK 125,000 par, due 2/2031)	6/12/2025	STIBOR + 6.50%	8.74% (incl. 3.50% PIK)	12,760	13,221 (SEK 126,000)	0.3%
	First-lien loan (EUR 2,515 par, due 2/2031)	2/20/2024	E + 6.50%	8.98% (incl. 3.50% PIK)	2,686	2,966 (EUR 2,527)	0.2%
Kryptona BidCo US, LLC (3)	First-lien loan ($137,271 par, due 12/2031)	12/18/2024	SOFR + 6.25%	10.56% (incl. 3.38% PIK)	134,472	138,411	3.3%
	First-lien loan (EUR 31,768 par, due 12/2031)	12/18/2024	E + 6.25%	8.25% (incl. 3.38% PIK)	32,695	37,570 (EUR 32,006)	0.9%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($11,786 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.83%	11,471	11,711	0.3%
Rainfocus, LLC (3)(5)	First-lien loan ($10,187 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.49%	10,090	10,136	0.2%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,009 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.83%	30,446	31,534	0.7%
					555,223	575,828	13.7%

Manufacturing
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,532 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	12.05% (incl. 4.75% PIK)	3,464	3,286	0.1%
	Second-lien note ($2,012 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,562	905	0.0%
Heritage Environmental Services, Inc. (3)	First-lien loan ($131,020 par, due 1/2031)	1/31/2024	SOFR + 5.50%	9.78%	130,400	132,524	3.1%
	First-lien loan ($14,207 par, due 1/2031)	9/27/2024	SOFR + 5.00%	9.30%	14,123	14,207	0.3%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($56,651 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.96%	55,393	57,217	1.4%
	First-lien loan (EUR 16,819 par, due 9/2030)	9/7/2023	E + 5.66%	7.64%	17,610	19,940 (EUR 16,987)	0.5%
	First-lien loan (GBP 76,921 par, due 9/2030)	9/7/2023	S + 5.66%	9.88%	93,938	106,463 (GBP 77,690)	2.5%
	First-lien loan (GBP 54,224 par, due 9/2030)	2/20/2025	S + 5.25%	9.47%	67,100	73,727 (GBP 53,802)	1.8%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	8.15%	13,689	15,127 (EUR 12,887)	0.4%
	First-lien loan (EUR 4,392 par, due 7/2027)	7/11/2024	E + 4.75%	7.10%	4,676	5,131 (EUR 4,371)	0.1%
					401,955	428,527	10.2%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.43%	96,761	98,537	2.3%
Northwind Midstream Partners LLC (3)	First-lien loan ($155,000 par, due 3/2029)	3/18/2025	SOFR + 6.40%	10.70%	151,988	154,613	3.7%
					248,749	253,150	6.0%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 127,052 par, due 3/2032)	3/24/2025	E + 7.25%	9.23% (incl. 5.75% PIK)	134,380	147,649 (EUR 125,782)	3.5%
Cast & Crew, LLC (3)	First-lien loan (CAD 142,733 par, due 1/2029)	2/27/2025	C + 5.50%	8.25%	96,202	98,851 (CAD 134,882)	2.3%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	7.73%	80,289	88,950 (EUR 75,776)	2.1%
Sky Bidco S.p.A. (3)(4)	First-lien note (EUR 52,053 par, due 10/2031)	10/29/2024	E + 5.00%	6.98%	54,708	62,049 (EUR 52,860)	1.5%
	First-lien note ($115,131 par, due 10/2031)	10/29/2024	SOFR + 5.00%	9.30%	113,049	116,282	2.8%
					478,628	513,781	12.2%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.05%	157,895	159,395	3.8%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($115,872 par, due 8/2031)	8/7/2024	15.00%	15.00%	114,944	133,832	3.2%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.23%	142,526	160,888 (EUR 137,061)	3.8%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	11.47%	95,805	104,206 (GBP 76,044)	2.5%
					511,170	558,321	13.3%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 691 par, due 8/2030)	8/9/2024	S + 6.25%	10.47% (incl. 3.00% PIK)	859	940 (GBP 686)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($195,300 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.92%	191,433	194,324	4.6%
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($10,951 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.23%	10,816	9,747	0.2%
	Roll Up DIP term loan ($43,362 par)	4/24/2023	SOFR + 7.90%	12.23% PIK	43,362	38,592	0.9%
	Super-Priority DIP term loan ($6,526 par)	4/24/2023	SOFR + 7.90%	12.23%	6,526	5,809	0.2%
Belk, Inc. (3)	First-lien loan ($187,688 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.33%	185,032	187,218	4.4%
Commercehub, Inc. (3)	First-lien loan ($146,250 par, due 12/2027)	11/15/2022	SOFR + 6.25%	10.51%	140,501	146,250	3.5%
Cordance Operations, LLC (3)	First-lien loan ($— par, due 6/2027)	6/12/2025	SOFR + 9.00%	—	(443)	225	0.0%
PDI TA Holdings, Inc. (3)	First-lien loan ($165,178 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.78%	163,174	165,591	3.9%
	First-lien revolving loan ($5,294 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.78%	5,135	5,327	0.2%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,491 par, due 7/2029)	7/11/2023	E + 6.50%	8.77% (incl. 3.00% PIK)	8,027	8,846 (EUR 7,535)	0.2%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($12,412 par, due 6/2031)	6/25/2025	SOFR + 5.50%	9.82%	12,123	12,123	0.3%
					765,686	774,052	18.4%
Transportation

Ben Nevis Midco Limited (3)(4)	First-lien loan ($100,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.81%	99,066	100,500	2.4%
Rail Acquisitions LLC	First-lien loan ($31,680 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	10.28%	31,037	31,255	0.7%
	Second-lien note ($24,992 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	20,815	21,610	0.5%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 14,167 par, due 9/2030)	9/30/2024	E + 6.00%	7.98%	15,396	16,512 (EUR 14,067)	0.4%
					166,314	169,877	4.0%

Total Debt Investments					7,063,814	7,347,196	174.4%

Equity and Other Investments
Automotive
Clarience Technologies, LLC	Class A Units (2,666 units)	2/12/2024			6,557	11,197	0.2%
Business Services
Artisan Topco LP (8)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	6,621	0.2%
Insight Hideaway Aggregator, L.P. (8)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	23,220	0.5%
Newark FP Co-Invest, L.P. (8)	Partnership (8,555,356 units)	11/8/2023			8,572	4,907	0.1%
Warrior TopCo LP (8)	Class A Units (9,576,271 units)	7/7/2023			9,576	14,939	0.4%
					47,732	49,687	1.2%
Financial Services
AF Eagle Parent, L.P. (8)	Partnership Units (337,024 units)	11/27/2023			11,364	12,557	0.3%
Healthcare
Raptor US Buyer II Corp. (8)	Ordinary Shares (83,408 shares)	3/24/2023			12,876	13,262	0.3%
Human Resource Support Services
bswift, LLC	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	15,365	0.4%
Internet Services
Bigtincan Holdings L.P. (8)	Class A Units (666,667 units)	4/16/2025			667	667	0.0%
SMA Technologies Holdings, LLC (8)(10)	Class A Units (244 units)	11/21/2022			244	389	0.0%
	Class B Units (173,048 units)	11/21/2022			10	17	0.0%
					921	1,073	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(8)(10)	Convertible Preference Shares (38,503,125 units)	12/11/2024			49,063	52,763 (GBP 38,503)	1.3%
Transportation
Railtrac Holdings Inc. (8)(10)	Warrants (3,824 warrants)	1/27/2025			3,396	3,397	0.1%

Total Equity and Other Investments					139,515	159,301	3.8%

Total Investments					$7,203,329	$7,506,497	178.2%

Derivative Instruments

Forward currency contracts

	Foreign Currency Forward Contracts as of June 30, 2025
Derivative Instrument (13)	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Counterparty	Unrealized Appreciation/ (Depreciation)
Foreign currency forward contract	8/14/2025	$102,568	CAD	143,091	State Street Bank and Trust Company	$(2,525)
Foreign currency forward contract	8/14/2025	$97,585	GBP	73,454	State Street Bank and Trust Company	(3,095)
Foreign currency forward contract	8/14/2025	$712	NOK	7,427	State Street Bank and Trust Company	(22)
						$(5,642)

Interest rate swaps

	Interest Rate Swaps as of June 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$11,325	$—	$13,533
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	4,346	—	3,217
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(6,582)	—	17,553
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	22,402	—	22,402
Total Hedge Accounting Swaps				2,100,000	31,491	—	56,705
Cash collateral				—	109,542	—	—
Total derivatives				$2,100,000	$141,033	$—	$56,705
(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or "C"), Euro Interbank Offer Rate (“EURIBOR” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 28.1% of total assets as of June 30, 2025.
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
(7)
As of June 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $7,259,834 resulting in estimated gross unrealized gains and losses of $322,721 and $201,145, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $56,233, or 1.3% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $26.8 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(13)
See Note 5 for further information related to foreign currency forward contracts.

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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	140,208,028	$140	$3,923,739	$112,591	$4,036,470
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	152,562	152,562
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(24,733)	(24,733)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	278	278
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,456,909	2	41,943	—	41,945
Dividends declared from net investment income	—	—	—	(94,916)	(94,916)
Balance at March 31, 2025	141,664,937	$142	$3,965,682	$145,782	$4,111,606
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	147,018	147,018
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,698	13,698
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,790)	(2,790)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,479,035	1	42,920	—	42,921
Dividends declared from net investment income	—	—	—	(100,200)	(100,200)
Balance at June 30, 2025	143,143,972	$143	$4,008,602	$203,508	$4,212,253

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	65,478,775	$65	$1,734,426	$82,576	$1,817,067
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	72,722	72,722
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	22,741	22,741
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	2,262	2,262
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	17,348,908	18	499,718	—	499,736
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	795,040	1	22,061	—	22,062
Dividends declared from net investment income	—	—	—	(56,027)	(56,027)
Balance at March 31, 2024	83,622,723	$84	$2,256,205	$124,274	$2,380,563
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	86,265	86,265
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	16,667	16,667
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	4,662	4,662
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	10,152,231	10	299,990	—	300,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	869,766	1	24,762	—	24,763
Dividends declared from net investment income	—	—	—	(63,413)	(63,413)
Balance at June 30, 2024	94,644,720	$95	$2,580,957	$168,455	$2,749,507

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$286,033	$205,319
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(138,879)	(34,482)
Net change in unrealized (gains) losses on foreign currency transactions	143,409	(4,939)
Net change in unrealized (gains) losses on foreign currency forward contracts	5,659	11
Net realized (gains) losses on investments	(8,987)	(3,609)
Net realized (gains) losses on foreign currency transactions	(51)	(3,042)
Net amortization of discount on investments	(32,318)	(8,951)
Amortization of deferred financing costs	6,254	4,118
Amortization of discount on debt	1,027	334
Purchases and originations of investments, net	(1,307,497)	(2,295,581)
Proceeds from investments, net	155,552	408,568
Repayments on investments	1,099,912	41,608
Paid-in-kind interest	(29,981)	(13,745)
Changes in operating assets and liabilities:
Interest receivable	3,155	(19,027)
Interest receivable paid-in-kind	(1,306)	29
Prepaid expenses and other assets	(1,713)	(1,941)
Management fees payable to affiliate	2,524	2,758
Incentive fees on net investment income payable to affiliate	4,804	5,521
Incentive fees on net capital gains accrued to affiliate	(2,835)	5,791
Other payables to affiliates	2,252	1,294
Other liabilities	69,345	12,045
Net Cash Provided by (Used in) Operating Activities	256,359	(1,697,921)
Cash Flows from Financing Activities
Borrowings on debt	1,917,694	3,255,962
Repayments on debt	(2,201,893)	(1,872,286)
Deferred financing costs	(17,829)	(15,616)
Dividends paid to shareholders	(103,989)	(53,073)
Capital calls	—	799,736
Net Cash Provided by (Used in) Financing Activities	(406,017)	2,114,723
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(149,658)	416,802
Cash, cash equivalents and restricted cash, beginning of period	1,198,013	8,813
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,048,355	$425,615
Supplemental Information:
Interest paid during the period	$87,216	$63,190
Excise and other taxes paid during the period	$17	$3,494
Dividends declared during the period	$195,116	$119,440

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$84,866	$46,825

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2025, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of June 30, 2025 and June 30, 2024, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For both the three and six months ended June 30, 2025, the Company recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2024, the Company recorded a net expense of less than $0.1 million and $2.2 million, respectively, for U.S. federal excise tax and other taxes.

For both the three and six months ended June 30, 2025, the Company recorded a deferred tax liability of $0.8 million pertaining to net unrealized gains from one of its investments. As of the three and six months ended June 30, 2024, there was no recorded deferred tax liability.

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

For the three and six months ended June 30, 2025, the Company incurred $0.9 million and $2.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $1.0 million and $2.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2025, Management Fees (gross of waivers) were $26.2 million and $51.9 million, respectively. For the three and six months ended June 30, 2024, Management Fees (gross of waivers) were $14.9 million and $26.2 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and six months ended June 30, 2025, Management Fees of $16.3 million and $32.2 million, respectively, have been waived. For the three and six months ended June 30, 2024, Management Fees of $9.3 million and $16.1 million, respectively, have been waived.

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

For the three and six months ended June 30, 2025, Incentive Fees on net investment income were $21.0 million and $42.4 million, respectively. For the three and six months ended June 30, 2025 Incentive Fees on Capital Gains were $0.2 million and $(2.8) million, respectively. For the three and six months ended June 30, 2024, Incentive Fees on net investment income were $12.7 million and $23.5 million, respectively. For the three and six months ended June 30, 2024, Incentive Fees on Capital Gains were $2.7 million and $5.8 million, respectively. As of June 30, 2025, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of June 30, 2025 and 2024, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$6,828,604	$7,103,934	$275,330
Second-lien debt investments	32,361	33,170	809
Mezzanine debt investments	202,849	210,092	7,243
Equity and other investments	139,515	159,301	19,786
Total Investments	$7,203,329	$7,506,497	$303,168

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$6,732,065	$6,871,809	$139,744
Second-lien debt investments	89,461	94,778	5,317
Mezzanine debt investments	118,441	123,184	4,743
Equity and other investments	140,027	154,511	14,484
Total Investments	$7,079,994	$7,244,282	$164,288

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Automotive	4.1%	4.0%
Business Services	19.9%	18.7%
Chemicals	1.8%	0.5%
Communications	6.0%	6.4%
Education	4.7%	5.2%
Electronics	3.0%	3.1%
Financial Services	2.2%	6.5%
Healthcare	2.7%	2.5%
Hotel, Gaming and Leisure	6.2%	7.4%
Human Resource Support Services	4.1%	3.9%
Insurance	1.0%	0.9%
Internet Services	7.7%	7.2%
Manufacturing	5.7%	8.0%
Oil, Gas and Consumable Fuels	3.4%	2.9%
Other	6.8%	3.4%
Pharmaceuticals	8.1%	8.7%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	10.3%	9.5%
Transportation	2.3%	1.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

The geographic composition of investments at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
United States
Midwest	18.5%	18.0%
Northeast	14.4%	17.3%
South	15.7%	14.2%
West	22.5%	26.8%
Canada (1)	0.0%	2.3%
Finland (1)	0.0%	0.0%
France	4.0%	1.8%
Germany	0.7%	0.6%
Italy	2.4%	2.4%
Netherlands	0.1%	0.2%
Norway	7.8%	5.5%
Sweden	0.3%	0.1%
United Kingdom	13.6%	10.8%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

5. Derivatives

The Company may enter into foreign currency forward contracts from time to time to help mitigate its foreign currency risk exposures.

Foreign Currency Forward Contracts

The following table presents the information related to the Company's foreign currency forward derivative instruments as of June 30, 2025:

	As of June 30, 2025
Derivative Instrument	Notional amount to be sold	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$143,091	$102,568	$105,093	Other liabilities
Foreign currency forward contract	73,454	97,585	100,680	Other liabilities
Foreign currency forward contract	7,427	712	734	Other liabilities
		$200,865	$206,507

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the three and sixth months ended June 30, 2025 and 2024:

		For the Three Months Ended June 30		For the Six Months Ended June 30
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contract	Unrealized gains (losses) on foreign currency forward contracts	$(3,140)	$(30)	$(5,659)	$(11)
Foreign currency forward contract	Realized gains (losses) on foreign currency forward contracts	$(10,224)	$—	$(10,222)	$—

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following table presents the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2025 and 2024, respectively:

			For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(10,508)	$9,750	$(758)	$(20,701)	$19,500	$(1,201)
Interest rate swap	3/11/2029	150,000	(2,517)	2,438	(79)	(4,960)	4,875	(85)
Interest rate swap	1/15/2030	600,000	(10,561)	8,625	(1,936)	(20,805)	17,250	(3,555)
Interest rate swap	7/15/2030	750,000	(12,168)	11,484	(684)	(21,568)	20,672	(896)
Total		$2,100,000	$(35,754)	$32,297	$(3,457)	$(68,034)	$62,297	$(5,737)

			For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(12,060)	$9,750	$(2,310)	$(13,887)	$11,267	$(2,620)
Interest rate swap	3/11/2029	150,000	(252)	217	(35)	(252)	217	(35)
Total		$750,000	$(12,312)	$9,967	$(2,345)	$(14,139)	$11,484	$(2,655)

For the three and six months ended June 30, 2025, the Company recognized $22.0 million and $56.8 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, this amount was offset by a $6.6 million and $16.8 million, respectively, increase in the carrying value of the 2029 Notes. For the three and six months ended June 30, 2025, this amount was offset by a $7.2 million and $17.6 million, respectively, increase in the carrying value of the January 2030 Notes. For the three and six months ended June 30, 2025, this amount was offset by a $8.2 million and $22.4 million, respectively, increase in the carrying value of the July 2030 Notes.

For the three and six months ended June 30, 2024, the Company recognized $1.4 million and $2.3 million, respectively, of unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, this amount was offset by a $1.4 million and $2.3 million, respectively, decrease in the carrying value of the 2029 Notes.

As of June 30, 2025, the swap transactions had a fair value of $31.5 million which is netted against cash collateral of $109.5 million. As of December 31, 2024, the swap transactions had a fair value of $(25.2) million which is netted against cash collateral of $68.6 million on the Company's Consolidated Balance Sheet. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2025 and December 31, 2024:

	Fair Value Hierarchy at June 30, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$265,225	$6,838,709	$7,103,934
Second-lien debt investments	—	905	32,265	33,170
Mezzanine debt investments	—	—	210,092	210,092
Equity and other investments	—	—	159,301	159,301
Total investments at fair value	$—	$266,130	$7,240,367	$7,506,497
Interest rate swaps	—	31,491	—	31,491
Total	$—	$297,621	$7,240,367	$7,537,988

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$143,398	$6,728,411	$6,871,809
Second-lien debt investments	—	1,309	93,469	94,778
Mezzanine debt investments	—	—	123,184	123,184
Equity and other investments	—	—	154,511	154,511
Total investments at fair value	$—	$144,707	$7,099,575	$7,244,282
Interest rate swaps	—	(25,214)	—	(25,214)
Total	$—	$119,493	$7,099,575	$7,219,068

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025:

	As of and for the Three Months Ended
	June 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$6,686,427	$121,036	$204,815	$164,182	$7,176,460
Purchases or originations	382,321	—	—	667	382,988
Repayments / redemptions	(374,771)	(83,916)	—	—	(458,687)
Sales proceeds	(5,659)	—	—	(11,763)	(17,422)
Paid-in-kind interest	10,390	1,229	4,192	—	15,811
Net change in unrealized gains (losses)	128,445	(11,140)	935	(973)	117,267
Net realized gains (losses)	26	—	—	7,188	7,214
Net amortization of discount on securities	11,530	5,056	150	—	16,736
Balance, End of Period	$6,838,709	$32,265	$210,092	$159,301	$7,240,367

	As of and for the Six Months Ended
	June 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$6,728,411	$93,469	$123,184	$154,511	$7,099,575
Purchases or originations	1,059,498	19,198	76,440	4,063	1,159,199
Repayments / redemptions	(1,015,095)	(83,916)	—	—	(1,099,011)
Sales proceeds	(115,419)	—	—	(11,763)	(127,182)
Paid-in-kind interest	20,009	2,167	7,709	—	29,885
Net change in unrealized gains (losses)	134,497	(4,055)	2,500	5,302	138,244
Net realized gains (losses)	486	—	—	7,188	7,674
Net amortization of discount on securities	26,322	5,402	259	—	31,983
Balance, End of Period	$6,838,709	$32,265	$210,092	$159,301	$7,240,367

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2024:

	As of and for the Three Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,979,498	$89,086	$111,081	$94,393	$4,274,058
Purchases or originations	995,734	—	—	—	995,734
Repayments / redemptions	(30,579)	—	—	—	(30,579)
Sales proceeds	(265,850)	(2,160)	—	—	(268,010)
Paid-in-kind interest	4,306	494	3,400	—	8,200
Net change in unrealized gains (losses)	13,328	2,586	509	(313)	16,110
Net realized gains (losses)	1,504	66	—	—	1,570
Net amortization of discount on securities	4,383	227	100	—	4,710
Balance, End of Period	$4,702,324	$90,299	$115,090	$94,080	$5,001,793

	As of and for the Six Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,848,805	$79,091	$105,918	$62,651	$3,096,465
Purchases or originations	2,255,540	10,021	—	28,259	2,293,820
Repayments / redemptions	(41,602)	—	—	—	(41,602)
Sale proceeds	(406,408)	(2,161)	—	—	(408,569)
Paid-in-kind interest	6,591	494	6,660	—	13,745
Net change in unrealized gains (losses)	26,783	2,359	2,312	3,170	34,624
Net realized gains (losses)	4,346	66	—	—	4,412
Net amortization of discount on securities	8,269	429	200	—	8,898
Balance, End of Period	$4,702,324	$90,299	$115,090	$94,080	$5,001,793

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2025 and June 30, 2024:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Three Months Ended	For the Three Months Ended
	June 30, 2025 on	June 30, 2024 on
	Investments Held at	Investments Held at
	June 30, 2025	June 30, 2024
First-lien debt investments	$140,705	$13,327
Second-lien debt investments	699	2,587
Mezzanine debt investments	935	508
Equity and other investments	4,802	(313)
Total	$147,141	$16,109

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Six Months Ended	For the Six Months Ended
	June 30, 2025 on	June 30, 2024 on
	Investments Held at	Investments Held at
	June 30, 2025	June 30, 2024
First-lien debt investments	$154,408	$27,160
Second-lien debt investments	1,105	2,360
Mezzanine debt investments	2,499	2,311
Equity and other investments	8,984	3,170
Total	$166,996	$35,001

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$6,838,709	Income approach (1)	Discount rate	6.5% — 14.7% (10.1%)	Decrease
Second-lien debt investments	32,265	Income approach	Discount rate	13.1% — 14.1% (13.8%)	Decrease
Mezzanine debt investments	210,092	Income approach	Discount rate	11.5% — 11.5% (11.5%)	Decrease
Equity and other investments	159,301	Market Multiple (2)	Comparable multiple	1.9x — 20.0x (11.2x)	Increase
Total	$7,240,367

(1)
Includes $54.1 million of first-lien debt investments valued using an asset waterfall.
(2)
Includes $52.8 million of equity investments valued using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of June 30, 2025 and December 31, 2024, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, January 2030 Notes and July 2030 Notes, as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$773,355	$750,000	$759,645
January 2030 Notes	600,000	601,436	600,000	588,680
July 2030 Notes	750,000	763,205	—	—
Total	$2,100,000	$2,137,996	$1,350,000	$1,348,325
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of June 30, 2025 and December 31, 2024, the Company had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms of the Subscription Facility.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 300.6 million, Euros (EUR) 899.7 million and Swedish Krona (SEK) 209.7 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of June 30, 2025, the Company had $31.5 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2024, the Company had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $15.7 million and $(1.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(6.6) million and $(24.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2025, the effective hedge interest rate swaps had a fair value of $22.4 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

For the three and six months ended June 30, 2025 and 2024 respectively, the components of interest expense related to the 2029 Notes, January 2030 Notes and July 2030 Notes are as follows.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$32,297	$10,129	$63,063	$12,296
Accretion of original issue discount	504	272	1,026	334
Amortization of deferred financing costs	1,334	392	2,591	504
Total Interest Expense	$34,135	$10,793	$66,680	$13,134

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes, January 2030 Notes and July 2030 Notes. During the three and six months ended June 30, 2025, the Company received $32.3 million and $62.3 million, respectively, and paid $35.8 million and $68.0 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. During the three and six months ended June 30, 2024, the Company received $10.0 million and $11.5 million, respectively, and paid $12.3 million and $14.1 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swaps.

As of June 30, 2025, the components of the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes and the stated interest rates were as follows.

	June 30, 2025
	2029 Notes	January 2030 Notes	July 2030 Notes
Principal amount of debt	$750,000	$600,000	$750,000
Original issue discount, net of accretion	(5,101)	(830)	(4,543)
Deferred financing costs	(7,523)	(6,947)	(9,012)
Fair value of an effective hedge	15,671	(6,582)	22,402
Carrying value of debt	$753,047	$585,641	$758,847
Stated interest rate	6.50%	5.75%	6.13%

As of December 31, 2024, the components of the carrying value of the 2029 Notes and January 2030 Notes and the stated interest rates were as follows.

	December 31, 2024
	2029 Notes	January 2030 Notes
Principal amount of debt	$750,000	$600,000
Original issue discount, net of accretion	(5,695)	(909)
Deferred financing costs	(8,486)	(7,680)
Fair value of an effective hedge	(1,079)	(24,135)
Carrying value of debt	$734,740	$567,276
Stated interest rate	6.50%	5.75%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2025, the Company's swap-adjusted interest rate on the 2029 Notes, January 2030 Notes and July 2030 Notes was SOFR plus 2.45% (on a weighted average basis), 2.55% and 2.01%, respectively. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2029 Notes and January 2030 Notes was SOFR plus 2.45% (on a weighted average basis) and 2.55%, respectively.

As of June 30, 2025, the Company was in compliance with the terms of the indentures governing the 2029 Notes, January 2030 Notes and July 2030 Notes. As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes and January 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company's asset coverage was 200.2% and 193.0%, respectively.

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$1,500,000	$22,684	$1,477,316	$21,932
Revolving Credit Facility	2,280,000	2,090,113	158,371	2,074,467
2029 Notes	750,000	750,000	—	753,047
January 2030 Notes	600,000	600,000	—	585,641
July 2030 Notes	750,000	750,000	—	758,847
Total Debt	$5,880,000	$4,212,797	$1,635,687	$4,193,934

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $0.8 million, $15.6 million, $12.6 million, $7.8 million and $13.6 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes, and July 2030 Notes are presented inclusive of an incremental $15.7 million, $(6.6) million and $22.4 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, resulting from a hedge accounting relationship.

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
(3)
The carrying value of the 2029 Notes and January 2030 Notes are presented inclusive of an incremental $(1.1) million and $(24.1) million, respectively, which represents an adjustment in the carrying value of the 2029 Notes and January 2030 Notes, resulting from a hedge accounting relationship.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	50,073	$41,319	99,008	$73,561
Commitment fees	1,711	797	3,143	1,435
Amortization of deferred financing costs	3,309	2,291	6,254	4,118
Accretion of original issue discount	504	272	1,027	334
Swap settlement	3,457	2,345	5,737	2,655
Total Interest Expense	$59,054	$47,024	$115,169	$82,103
Average debt outstanding (in millions)	$3,609.7	$2,381.4	$3,478.4	$2,078.0
Weighted average interest rate	5.9%	7.3%	6.0%	7.3%

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

As of June 30, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$245	$217
Apellis Pharmaceuticals, Inc. - Delayed Draw	42,105	42,105
Aptean, Inc. - Delayed Draw & Revolver	—	15,757
Arrow Buyer, Inc. - Delayed Draw	—	20,157
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	125,751	135,222
Artisan Bidco, Inc. - Revolver	10,413	16,886
Avalara, Inc. - Revolver	—	13,636
AVSC Holding Corp. - Revolver	26,580	33,830
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	29,175
Babylon Finco Limited - Delayed Draw	—	16,527
Banyan Software Holdings, LLC - Delayed Draw	—	19,491
BCTO Bluebill Buyer, Inc. - Delayed Draw	1,074	1,074
Ben Nevis Midco Limited - Delayed Draw	—	27,307
Big Wombat Holdings, Inc - Revolver	706	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9,086
Cirrus (Bidco) Ltd - Delayed Draw	457	417
Cordance Operations LLC - Delayed Draw	50,000	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	20,428
Crewline Buyer, Inc. - Revolver & Equity	16,295	16,295
Disco Parent, Inc. - Revolver	5,776	5,776
Edge Bidco B.V. - Delayed Draw & Revolver	1,126	993
Elysium BidCo Limited - Revolver	—	19,289
Erling Lux Bidco SARL - Delayed Draw & Revolver	6,541	2,772
Eventus Buyer, LLC - Delayed Draw & Revolver	16,157	18,777
Flight Intermediate HoldCo, Inc. - Delayed Draw	40,231	44,012
Fullsteam Operations, LLC - Delayed Draw & Revolver	39,196	70,282
Galileo Parent, Inc. - Revolver	8,077	12,788
Greenshoot Bidco B.V. - Revolver	461	407
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	27,020	28,485
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,509	1,697
HireVue, Inc. - Revolver	6,956	5,141
Ingenovis Health Finance, LLC - Revolver	10,000	—
Kangaroo Bidco AS - Delayed Draw	22,500	22,500
Kryptona BidCo US, LLC - Revolver	14,674	14,674
Lynx BidCo - Delayed Draw & Revolver	25,077	25,077
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3,214	3,214
PDI TA Holdings, Inc. - Delayed Draw & Revolver	7,941	26,516
QSR Acquisition Co. - Delayed Draw	—	5,000
Rail Acquisitions LLC - Delayed Draw & Revolver	7,076	—
RainFocus, LLC - Delayed Draw	1,410	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,615	1,425
Raptor US Buyer II Corp. - Revolver	4,318	4,318
Sapphire Software Buyer, Inc. - Revolver	27,027	27,027
Scorpio Bidco - Delayed Draw	17,225	15,195
Severin Acquisition, LLC - Delayed Draw & Revolver	45,212	72,475
Shiftmove GmbH - Delayed Draw	6,847	6,040
Sky Bidco S.p.A. - Delayed Draw	33,606	29,645
SkyLark UK DebtCo Limited - Delayed Draw	41,281	24,084
SL Buyer Corp. - Delayed Draw	—	1,258
SMA Technologies Holdings, LLC - Revolver	3,991	3,991
Sport Alliance GmbH - Revolver	489	647
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	6,620	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	41,618	61,202
USA Debusk, LLC - Delayed Draw & Revolver	39,160	42,137

Varinem German Bidco GmbH - Delayed Draw	4,914	3,553
Wrangler Topco, LLC - Delayed Draw & Revolver	20,065	32,377
Total Portfolio Company Commitments (1)(2)	$870,158	$1,050,384

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

Other Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2025, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the six months ended June 30, 2025 and 2024. All shares issued to shareholders in the tables below are newly issued shares.

	For the Six Months Ended
	June 30, 2025
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2024	December 31, 2024	January 30, 2025	1,456,909
March 31, 2025	March 31, 2025	May 6, 2025	1,479,035
Total Common Shares Issued			2,935,944

	For the Six Months Ended
	June 30, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
March 29, 2024	March 31, 2024	May 7, 2024	869,766
Total Common Shares Issued			1,664,806

During the six months ended June 30, 2025, the Company issued 2,935,944 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $84.9 million. During the six months ended June 30, 2024, the Company issued 1,664,806 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $46.8 million.

There were no Common Shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025. The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered for the three and six months ended June 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
June 25, 2024	10,152,231	300,000
	27,501,139	$799,736

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in net assets resulting from operations	$157,926	$107,594	$286,033	$205,319
Weighted average Common Shares outstanding—basic and diluted	142,575,112	84,817,784	141,881,062	77,232,840
Earnings (loss) per common share—basic and diluted	$1.11	$1.27	$2.02	$2.66

11. Dividends

The following table summarizes dividends declared during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2025	March 31, 2025	May 5, 2025	$0.67
June 30, 2025	June 30, 2025	August 4, 2025	0.70
Total Dividends Declared			$1.37

	For the Six Months Ended
	June 30, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2024	March 31, 2024	May 6, 2024	$0.67
June 28, 2024	June 30, 2024	August 5, 2024	0.67
Total Dividends Declared			$1.34

The dividends declared during the six months ended June 30, 2025 and 2024 were derived from net investment income and long-term capital gains, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the Consolidated Financial Statements. The following are the financial highlights for one share of Common Shares outstanding for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Share Data (1)
Net asset value, beginning of period	$28.79	$27.75

Net investment income (2)	2.11	2.06
Net realized and unrealized gain (loss) (2)	(0.10)	0.60
Total from operations	2.02	2.66
Net Common Share Issuance (3)	—	(0.02)
Dividends declared (4)	(1.37)	(1.34)
Total increase (decrease) in net assets	0.65	1.30
Net Asset Value, End of Period	$29.43	$29.05
Total return based on net asset value (5)	7.02%	9.74%
Common shares outstanding, end of period	143,143,972	94,644,720
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets without management fee waiver	10.40%	12.58%
Ratio of net expenses to average net assets with management fee waiver	8.84%	11.19%
Ratio of net investment income to average net assets without management fee waiver	12.98%	12.34%
Ratio of net investment income to average net assets with management fee waiver	14.54%	13.73%
Portfolio turnover	34.07%	21.81%
Net assets, end of period	$4,212,253	$2,749,507

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

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended June 30, 2025.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through June 30, 2025, we have originated approximately $23.8 billion aggregate principal amount of investments and retained approximately $8.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of June 30, 2025, our core portfolio companies had a weighted average annual revenue of $773.8 million and weighted average annual EBITDA of $248.3 million. As of June 30, 2025, our core portfolio companies had a median annual revenue of $222.4 million and median annual EBITDA of $73.1 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2025, the largest investment in a single issuer based on fair value represented 5.1% of our total investment portfolio.

As of June 30, 2025, the average investment size in each of our portfolio companies was approximately $105.7 million based on fair value.

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

As of June 30, 2025, the largest industry represented 19.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2025, approximately 95.1% of our portfolio was invested in secured debt, including 94.6% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended June 30, 2025, the weighted average term on new debt investment commitments in new portfolio companies was 6.2 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2025, we had call protection on 95.0% of our debt investments based on fair value, with weighted average call prices of 108.1% for the first year, 104.0% for the second year and 101.9% for the third year, in each case from the date of the initial investment. As of June 30, 2025, 96.7% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $115 billion of assets under management as of June 30, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 690 investment and operating professionals. As of June 30, 2025, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

On May 6, 2025, we, the Adviser and certain of our affiliates were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States.

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

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring the tariff developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of June 30, 2025, 96.7% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2025, 6.9% and 6.5%, respectively, of our total investment income was comprised of PIK interest. For the three and six months ended June 30, 2024, 5.0% and 4.7%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2025, our portfolio based on fair value consisted of 94.6% first-lien debt investments, 0.5% second-lien debt investments, 2.8% mezzanine investments and 2.1% equity and other investments. As of December 31, 2024, our portfolio based on fair value consisted of 94.9% first-lien debt investments, 1.3% second-lien debt investments, 1.7% mezzanine investments and 2.1% equity and other investments.

As of June 30, 2025 and December 31, 2024, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.4% and 11.0% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.8% and 11.3%, respectively.

As of June 30, 2025 and December 31, 2024, we had investments in 71 and 67 portfolio companies, respectively, with an aggregate fair value of $7,506.5 million and $7,244.3 million.

For the three months ended June 30, 2025, the principal amount of new investments funded was $381.4 million in seventeen new portfolio companies and five existing portfolio companies. For this period, we had $464.6 million aggregate principal amount in exits, sales and repayments.

For the three months ended June 30, 2024, the principal amount of new investments funded was $810.9 million in nine new portfolio companies. For this period, we had $247.5 million aggregate principal amount in exits, sales and repayments.

Our investment activity for the three months ended June 30, 2025 and June 30, 2024, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2025	June 30, 2024
New investment commitments:
Gross originations (1)	$961.4	$1,601.9
Less: Syndications/sell downs (1)	503.2	582.5
Total new investment commitments	$458.2	$1,019.4
Principal amount of investments funded:
First-lien	$352.7	$810.9
Second-lien	—	—
Mezzanine	—	—
Equity and other	28.7	—
Total	$381.4	$810.9
Principal amount of investments sold or repaid:
First-lien	$352.7	$245.4
Second-lien	83.9	2.1
Mezzanine	—	—
Equity and other	28.0	—
Total	$464.6	$247.5
Number of new investment commitments in new portfolio companies	18	9
Average new investment commitment amount in new portfolio companies	$12.8	$113.3
Weighted average term for new investment commitments in new portfolio companies (in years)	6.2	6.6
Percentage of new debt investment commitments at floating rates	99.1%	100.0%
Percentage of new debt investment commitments at fixed rates	0.9%	—
Weighted average interest rate of new investment commitments	9.4%	10.3%
Weighted average spread over reference rate of new floating rate investment commitments	6.0%	5.5%
Weighted average interest rate on investments fully sold or paid down	11.8%	N/A

(1)
Includes affiliates of Sixth Street.

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

	June 30, 2025		December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$6,828.6	$7,103.9	$6,732.1	$6,871.8
Second-lien debt investments	32.4	33.2	89.5	94.8
Mezzanine debt investments	202.8	210.1	118.4	123.2
Equity and other investments	139.5	159.3	140.0	154.5
Total	$7,203.3	$7,506.5	$7,080.0	$7,244.3

We have no non-accrual investments as of June 30, 2025 and December 31, 2024.

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities (1)	10.4%	11.0%
Weighted average interest rate of debt and income producing securities	10.1%	10.7%
Weighted average spread over reference rate of all floating rate investments	5.9%	6.1%

(1)
Weighted average total portfolio yield at fair value was 10.2% at June 30, 2025 and 10.8% at December 31, 2024.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2025		December 31, 2024
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$7,452.4	99.3%	$7,037.9	97.1%
2	—	—	143.3	2.0
3	54.1	0.7	63.1	0.9
4	—	—	—	—
5	—	—	—	—
Total	$7,506.5	100.0%	$7,244.3	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2025 and June 30, 2024, were as follows:

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$241.1	$157.5	$481.6	$289.1
Less: Net expenses	94.1	71.2	182.0	127.9
Net investment income before income taxes	147.0	86.3	299.6	161.2
Less: Income taxes, including excise taxes (2)	0.0	0.0	0.0	2.2
Net investment income	147.0	86.3	299.6	159.0
Net realized gains (losses) (3)	(2.8)	4.6	(2.5)	6.9
Net change in unrealized gains (losses) (3)	13.7	16.7	(11.0)	39.4
Net increase (decrease) in net assets resulting from operations	$157.9	$107.6	$286.0	$205.3

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest from investments	$213.3	$140.3	$432.5	$254.2
Arranger fees (2)	0.0	5.9	0.0	15.9
Paid-in-kind interest income	16.5	7.9	31.3	13.7
Dividend income	2.6	—	4.6	—
Other income	8.5	3.4	13.2	5.3
Total investment income	$241.1	$157.5	$481.6	$289.1

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $140.3 million for the three months ended June 30, 2024 to $213.3 million for the three months ended June 30, 2025. The increase in interest from investments was primarily the result of growth in our investment portfolio. Arranger fees decreased from $5.9 million for the three months ended June 30, 2024 to less than $0.1 million for the three months ended June 30, 2025. Paid-in-kind interest income increased from $7.9 million for the three months ended June 30, 2024 to $16.5 million for the three months ended June 30, 2025, primarily due to increased PIK investments. For the three months ended June 30, 2024, there was no dividend income. For the three months ended June 30, 2025, we had dividend income of $2.6 million. Other income increased from $3.4 million for the three months ended June 30, 2024 to $8.5 million for the three months ended June 30, 2025, primarily due to interest from cash and cash equivalents.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $254.2 million for the six months ended June 30, 2024 to $432.5 million for the six months ended June 30, 2025. The increase in interest from investments was primarily the result of growth in our investment portfolio. Arranger fees decreased from $15.9 for the six months ended June 30, 2024 to less than $0.1 million for the six months ended June 30, 2025. Paid-in-kind interest income increased from $13.7 million for the six months ended June 30, 2024 to $31.3 million for the six months ended June 30, 2025, primarily due to increased PIK investments. For the six months ended June 30, 2024, we had no dividend income. For the six months ended June 30, 2025, we had dividend income of $4.6 million. Other income increased from $5.3 million for the six months ended June 30, 2024 to $13.2 million for the six months ended June 30, 2025, primarily due to interest from cash and cash equivalents.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest	$59.1	$47.0	$115.2	$82.1
Management fees (net of waivers)	9.9	5.7	19.6	10.1
Incentive fees on net investment income	21.0	12.7	42.4	23.5
Incentive fees on net capital gains (losses)	0.2	2.7	(2.8)	5.8
Organizational and offering expense	—	0.4	—	0.9
Professional fees	2.2	1.2	4.2	2.5
Trustees fees	0.2	0.1	0.3	0.3
Other general and administrative	1.4	1.4	3.1	2.7
Net Expenses	$94.1	$71.2	$182.0	$127.9

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing costs, increased from $47.0 million for the three months ended June 30, 2024 to $59.1 million for the three months ended June 30, 2025. This increase was primarily due to an increase in average debt outstanding from $2.4 billion for the three months ended June 30, 2024 to $3.6 billion for the three months ended June 30, 2025.

Interest expense, including other debt financing expenses, increased from $82.1 million for the six months ended June 30, 2024 to $115.2 million for the six months ended June 30, 2025. This increase was primarily due to an increase in the average debt outstanding from $2.1 billion for the six months ended June 30, 2024 to $3.5 billion for the six months ended June 30, 2025.

Management Fees

Management Fees (gross of waivers) increased from $14.9 million for the three months ended June 30, 2024 to $26.2 million for the three months ended June 30, 2025 due to an increase in average assets for the three months ended June 30, 2025 compared to the same period in 2024. Management Fees (net of waivers) increased from $5.7 million for the three months ended June 30, 2024 to $9.9 million for the three months ended June 30, 2025. For the three months ended June 30, 2025 and 2024, the Adviser waived Management Fees of $16.3 million and $9.3 million, respectively.

Management Fees (gross of waivers) increased from $26.2 million for the six months ended June 30, 2024 to $51.9 million for the six months ended June 30, 2025 due to an increase in average assets for the six months ended June 30, 2025 compared to the same period in 2024. Management Fees (net of waivers) increased from $10.1 million for the six months ended June 30, 2024 to $19.6 million for the six months ended June 30, 2025. For the six months ended June 30, 2025 and 2024, the Adviser waived Management Fees of $32.2 million and $16.1 million, respectively.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $12.7 million for the three months ended June 30, 2024 to $21.0 million for the three months ended June 30, 2025. This increase resulted from an increase in the portfolio size for the three months ended June 30, 2025. For the three months ended June 30, 2025 and 2024, $0.2 million and $2.7 million were accrued related to Capital Gains Fees, respectively. As of June 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $23.5 million for the six months ended June 30, 2024 to $42.4 million for the six months ended June 30, 2025. This increase resulted from an increase in the portfolio size for the six months ended June 30, 2025. For the six months ended June 30, 2025 and 2024, $(2.8) million and $5.8 million were accrued related to Capital Gains Fees, respectively. As of June 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

For the three months ended June 30, 2024, organizational and offering expenses were $0.4 million. For the three months ended June 30, 2025, there were no organizational and offering expenses.

For the six months ended June 30, 2024, organizational and offering expenses were $0.9 million. For the six months ended June 30, 2025, there were no organizational and offering expenses. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.2 million for the three months ended June 30, 2024 to $2.2 million for the three months ended June 30, 2025. Trustees Fees increased from $0.1 million for the three months ended June 30, 2024 to $0.2 million for the three months ended June 30, 2025. Other general and administrative expenses increased from $1.3 million for the three months ended June 30, 2024 to $1.4 million for the three months ended June 30, 2025.

Professional fees increased from $2.5 million for the six months ended June 30, 2024 to $4.2 million for the six months ended June 30, 2025. Trustees Fees remained constant at $0.3 million for the six months ended June 30, 2024 and 2025. Other general and administrative expenses increased from $2.7 million for the six months ended June 30, 2024 to $3.1 million for the six months ended June 30, 2025.

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code, and we operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

For both the three and six months ended June 30, 2025, we recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2024, we recorded a net expense of less than $0.1 million and $2.2 million, respectively, for U.S. federal excise tax and other taxes.

For the three and six months ended June 30, 2025, we recorded a deferred tax liability of $0.8 million pertaining to net unrealized gains from one of our investments. For the three and six months ended June 30, 2024, there was no recorded deferred tax liability.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$8.5	$1.3	$9.0	$3.6
Net realized gains (losses) on foreign currency investments (2)	0.0	0.3	0.0	0.8
Net realized gains (losses) on foreign currency transactions (3)	(10.8)	0.2	(10.8)	0.2
Net realized gains (losses) on foreign currency borrowings	(0.6)	2.8	(0.7)	2.3
Net Realized Gains (Losses)	$(2.8)	$4.6	$(2.5)	$6.9

Change in unrealized gains on investments	$161.7	$29.2	$211.6	$47.0
Change in unrealized (losses) on investments	(42.3)	(13.3)	(72.7)	(12.5)
Net Change in Unrealized Gains (Losses) on Investments	$119.4	$15.9	$138.9	$34.5

Unrealized gains (losses) on foreign currency borrowings	(101.7)	0.8	(143.4)	4.9
Unrealized gains (losses) on foreign currency transactions (2)(3)	(3.1)	0.0	(5.7)	0.0
Income tax provision on unrealized gains (losses)	(0.8)	—	(0.8)	$—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(105.7)	$0.8	$(149.9)	$4.9

Net Change in Unrealized Gains (Losses)	$13.7	$16.7	$(11.0)	$39.4

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

For the three and six months ended June 30, 2025, we had net realized gains on investments of $8.5 million and $9.0 million, respectively. For the three and six months ended June 30, 2024, we had a net realized gains on investments of $1.3 million and $3.6 million, respectively. For both the three and six months ended June 30, 2025, we had net realized gains on foreign currency investments of less than $0.1 million. For the three and six months ended June 30, 2024, we had a net realized gains on foreign currency investments of $0.3 million and $0.8 million, respectively. For both the three and six months ended June 30, 2025, we had net realized losses of $10.8 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For both the three and six months ended June 30, 2024, we had net realized gains of $0.2 million on foreign currency transactions. For the three and six months ended June 30, 2025, we had net realized losses of $0.6 million and $0.7 million, respectively, on foreign currency borrowings. For the three and six months ended June 30, 2024, we had a net realized gains of $2.8 million and $2.3 million, respectively, on foreign currency borrowings.

For the three months ended June 30, 2025, we had $161.7 million in unrealized gains on 61 portfolio company investments, which was offset by $42.3 million in unrealized losses on 15 portfolio company investments. Unrealized gains primarily resulted from fluctuations in GBP, EUR, CAD, and SEK exchange rates, positive portfolio company specific developments, and tightening credit spreads. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of investments and negative portfolio company specific developments. For the six months ended June 30, 2025, we had $211.6 million in unrealized gains on 53 portfolio company investments, which was offset by $72.7 million in unrealized losses on 26 portfolio company investments. Unrealized gains primarily resulted from fluctuations in GBP, EUR, CAD, and SEK exchange rates and tightening credit spreads. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of investments and negative portfolio company specific developments.

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

For the three and six months ended June 30, 2025, we had $101.7 million and $143.4 million, respectively, in unrealized losses on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For the three and six months ended June 30, 2024, we had $0.8 million and $4.9 million, respectively, in unrealized gains on foreign currency borrowings, primarily as a result of fluctuations in EUR, GBP and SEK exchange rates. For the three and six months ended June 30, 2025, we had $3.1 million and $5.7 million, respectively, in unrealized losses on foreign currency transactions. For the three and six months ended June 30, 2024, we had less than $0.1 million and less than $0.1 million, respectively, in unrealized gains on foreign currency transactions.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through June 30, 2025, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 19.9% (based on total capital invested of $1.2 billion and total proceeds from these exited investments of $1.5 billion). One hundred percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and six months ended June 30, 2025, we had $101.7 million and $143.4 million, respectively, in unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, we had $0.8 million and $4.9 million, respectively, of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2024. See Note 2 for additional disclosure regarding our accounting for foreign currency. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 200.2% and 193.0%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2025 taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2025, we had approximately $1.5 billion and $158.4 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of June 30, 2025, we had $1,048.4 million in cash and cash equivalents, including $109.5 million of restricted cash. For the six months ended June 30, 2025, cash provided by operating activities was $256.4 million, primarily attributable to repayments and proceeds from investments of $1,255.5 million, an increase in net assets resulting from operations of $286.0 million and other net operating activities of $22.4 million, which was partially offset by funding portfolio investments of $1,307.5 million. Cash used in financing activities was $406.0 million during the period due to paydowns on debt of $2,201.9 million and other financing activities of $121.8 million, which were partially offset by borrowings of $1,917.7 million.

As of June 30, 2024, we had $425.6 million in cash and cash equivalents, including $32.7 million of restricted cash. For the six months ended June 30, 2024, cash used in operating activities was $1,697.9 million, primarily attributable to funding portfolio investments of $2,295.6 million and other net operating activities of $57.8 million which was offset by repayments and proceeds from investments of $450.2 million and an increase in net assets resulting from operations of $205.3 million. Cash provided by financing activities was $2,114.7 million during the period due to borrowings of $3,256.0 million and proceeds from the capital calls of $799.7 million, which were partially offset by paydowns on debt of $1,872.3 million and other financing activities of $68.7 million.

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2025, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

There were no Common Shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025. The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered for the six months ended June 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
June 25, 2024	10,152,231	300.0
	27,501,139	$799.7

During the six months ended June 30, 2025, we issued 2,935,944 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $84.9 million. During the six months ended June 30, 2024, we issued 1,664,806 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $46.8 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2025, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 7.3 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The Subscription Facility also provides for the issuance of letters of credit up to an aggregate amount of 10% of the Maximum Commitment. As of June 30, 2025 and December 31, 2024, we had no outstanding letters of credit issued through the Subscription Facility. The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

We expect to amend the Subscription Facility and extend the maturity date in addition to other changes. There can be no assurance regarding if or when any such amendment will be executed.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms of the Subscription Facility.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2025, we had outstanding debt denominated in British pounds (GBP) of 300.6 million, Euros (EUR) 899.7 million and Swedish Krona (SEK) 209.7 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of June 30, 2025, we had $31.5 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2024, the Company had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $15.7 million and $(1.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(6.6) and $(24.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2025, the effective hedge interest rate swaps had a fair value of $22.4 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Subscription Facility	$1,500.0	$22.7	$1,477.3	$21.9
Revolving Credit Facility	2,280.0	2,090.1	158.4	2,074.5
2029 Notes	750.0	750.0	—	753.1
January 2030 Notes	600.0	600.0	—	585.6
July 2030 Notes	750.0	750.0	—	758.8
Total Debt	$5,880.0	$4,212.8	$1,635.7	$4,193.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts of $0.8 million, $15.6 million, $12.6 million, $7.8 million and $13.6 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $15.7 million, $(6.6) million and $22.4 million respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

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
(3)
The carrying value of the 2029 Notes and January 2030 Notes are presented inclusive of an incremental $(1.1) million and $(24.1) million, respectively, which represents an adjustment in the carrying value of the 2029 Notes and January 2030 Notes, each resulting from a hedge accounting relationship.

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of June 30, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Apellis Pharmaceuticals, Inc. - Delayed Draw	42.1	42.1
Aptean, Inc. - Delayed Draw & Revolver	—	15.8
Arrow Buyer, Inc. - Delayed Draw	—	20.2
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	125.8	135.2
Artisan Bidco, Inc. - Revolver	10.4	16.9
Avalara, Inc. - Revolver	—	13.6
AVSC Holding Corp. - Revolver	26.6	33.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
Babylon Finco Limited - Delayed Draw	—	16.5
Banyan Software Holdings, LLC - Delayed Draw	—	19.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	1.1	1.1
Ben Nevis Midco Limited - Delayed Draw	—	27.3
Big Wombat Holdings, Inc - Revolver	0.7	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9.1
Cirrus (Bidco) Ltd - Delayed Draw	0.5	0.4
Cordance Operations LLC - Delayed Draw	50.0	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
Disco Parent, Inc. - Revolver	5.8	5.8
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	1.0
Elysium BidCo Limited - Revolver	—	19.3
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.5	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	16.2	18.8
Flight Intermediate HoldCo, Inc. - Delayed Draw	40.2	44.0
Fullsteam Operations, LLC - Delayed Draw & Revolver	39.2	70.3
Galileo Parent, Inc. - Revolver	8.1	12.8
Greenshoot Bidco B.V. - Revolver	0.5	0.4
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	27.0	28.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.5	1.7
HireVue, Inc. - Revolver	7.0	5.1
Ingenovis Health Finance, LLC - Revolver	10.0	—
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kryptona BidCo US, LLC - Revolver	14.7	14.7
Lynx BidCo - Delayed Draw & Revolver	25.1	25.1
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3.2	3.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	7.9	26.5
QSR Acquisition Co. - Delayed Draw	—	5.0
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	—
RainFocus, LLC - Delayed Draw	1.4	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.6	1.4
Raptor US Buyer II Corp. - Revolver	4.3	4.3
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	17.2	15.2
Severin Acquisition, LLC - Delayed Draw & Revolver	45.2	72.5
Shiftmove GmbH - Delayed Draw	6.8	6.0
Sky Bidco S.p.A. - Delayed Draw	33.6	29.6
SkyLark UK DebtCo Limited - Delayed Draw	41.3	24.1
SL Buyer Corp. - Delayed Draw	—	1.3
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	6.6	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	41.6	61.2
USA Debusk, LLC - Delayed Draw & Revolver	39.2	42.1
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6

Wrangler Topco, LLC - Delayed Draw & Revolver	20.1	32.4
Total Portfolio Company Commitments (1)(2)	$870.2	$1,050.4

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

Other Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2025 is as follows:

	Payments Due by Period

($ in millions)	Total	1-3 years	3-5 years	After 5 years
Subscription Facility	$22.7	$22.7	$—	$—
Revolving Credit Facility	2,090.1	—	2,090.1	—
2029 Notes	750.0	—	750.0	—
January 2030 Notes	600.0	—	600.0	—
July 2030 Notes	750.0	—	—	750.0
Total Contractual Obligations	$4,212.8	$22.7	$3,440.1	$750.0

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

As of June 30, 2025, 96.7% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, January 2030 Notes and July 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$213.5	$126.4	$87.1
Up 200 basis points	$142.3	$84.3	$58.0
Up 100 basis points	$71.2	$42.1	$29.1
Down 25 basis points	$(17.8)	$(5.3)	$(12.5)
Down 50 basis points	$(35.6)	$(21.1)	$(14.5)

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

Sixth Street Lending Partners

Date: August 1, 2025	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)