Form 10-Q
period 2025-09-30
Sixth Street Lending Partners
filed 2025-11-05
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at November 5, 2025 was 144,703,043.

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Lending Partners (the “Company”, “we”, “us” or “our”), has filed with the U.S. Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
an economic downturn, which could impair our portfolio companies’ abilities to continue to operate, and could lead to the loss of some or all of our investments in those portfolio companies;
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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of trade policies and government regulation; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $7,440,176 and $7,079,994, respectively)	$7,724,072	$7,244,282
Cash and cash equivalents (restricted cash of $106,770 and $43,371, respectively)	1,284,566	1,198,013
Interest receivable	73,313	67,896
Prepaid expenses and other assets	57,195	3,251
Total Assets	$9,139,146	$8,513,442
Liabilities
Debt (net of deferred financing costs of $39,500 and $28,306, respectively)	$4,641,519	$4,288,601
Management fees payable to affiliate	10,149	7,406
Incentive fees on net investment income payable to affiliate	20,228	16,232
Incentive fees on net capital gains accrued to affiliate	20,738	24,549
Other payables to affiliate	3,436	3,640
Dividends payable	101,292	93,939
Other liabilities	46,559	42,605
Total Liabilities	4,843,921	4,476,972
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (144,703,043 and 140,208,028, shares issued and outstanding, respectively)	145	140
Additional paid-in capital	4,054,484	3,923,739
Distributable earnings	240,596	112,591
Total Net Assets	4,295,225	4,036,470
Total Liabilities and Net Assets	$9,139,146	$8,513,442
Net Asset Value Per Share	$29.68	$28.79

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$197,047	$162,261	$629,558	$416,384
Paid-in-kind interest income	18,969	8,747	50,256	22,463
Dividend income	—	1,293	4,604	1,293
Other income	19,699	6,587	32,914	27,804
Total Investment Income	235,715	178,888	717,332	467,944
Expenses
Interest	59,989	49,991	175,158	132,094
Management fees	28,051	18,857	79,920	45,034
Incentive fees on net investment income	20,228	14,893	62,622	38,432
Incentive fees on net capital gains (losses)	(977)	3,384	(3,795)	9,175
Offering expense	—	317	—	1,226
Professional fees	1,740	1,471	5,912	3,924
Trustees’ fees	167	143	489	442
Other general and administrative	1,847	1,289	4,979	3,985
Total expenses	111,045	90,345	325,285	234,312
Management fees waived (Note 3)	(17,901)	(12,323)	(50,122)	(28,389)
Net Expenses	93,144	78,022	275,163	205,923
Net Investment Income Before Income Taxes	142,571	100,866	442,169	262,021
Income taxes, including excise taxes	—	—	17	2,169
Net Investment Income	142,571	100,866	442,152	259,852
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(19,272)	56,096	119,608	90,577
Translation of other assets and liabilities in foreign currencies	6,001	(29,936)	(137,408)	(24,997)
Foreign currency forward contracts	7,394	(2)	1,734	(13)
Income tax provision	846	—	—	—
Total net change in unrealized gains (losses)	(5,031)	26,158	(16,066)	65,567
Realized gains (losses):
Non-controlled, non-affiliated investments	6,160	125	15,147	3,734
Foreign currency transactions	(173)	(177)	(1,451)	3,138
Foreign currency forward contracts	(4,038)	8	(14,260)	8
Income tax provision	(1,108)	—	(1,108)	—
Total net realized gains (losses)	841	(44)	(1,672)	6,880
Total Net Unrealized and Realized Gains (Losses)	(4,190)	26,114	(17,738)	72,447
Increase (Decrease) in Net Assets Resulting from Operations	$138,381	$126,980	$424,414	$332,299
Earnings per common share—basic and diluted	$0.96	$1.32	$2.98	$3.98
Weighted average common shares outstanding—basic and diluted	144,109,918	95,855,394	142,632,179	83,485,668

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($298,266 par, due 2/2032)	2/13/2024	SOFR + 5.00%	9.14%	$295,508	$298,267	6.9%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($113,281 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.32%	111,614	113,281	2.6%
	First-lien loan (EUR 51,470 par, due 11/2029)	11/7/2023	E + 7.00%	8.94%	54,485	60,477 (EUR 51,470)	1.4%
	First-lien revolving loan ($10,694 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.19%	10,464	10,694	0.2%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	10.16%	210,595	216,125	5.0%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($212,131 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.83% PIK	208,642	215,843	5.0%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.91%	149,320	153,957	3.6%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($947 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.35%	935	941	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($25,473 par, due 4/2031)	4/29/2024	SOFR + 5.25%	9.41% (incl. 2.25% PIK)	25,308	25,791	0.6%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 5.00%	9.16%	20,691	21,118	0.5%
	First-lien loan (GBP 118,058 par, due 4/2031)	4/29/2024	S + 5.50%	9.47% (incl. 2.50% PIK)	147,070	161,320 (GBP 119,829)	3.8%
Galileo Parent, Inc. (3)	First-lien loan ($148,413 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.75%	145,497	149,898	3.5%
	First-lien revolving loan ($15,481 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.75%	15,058	15,716	0.4%
Lynx BidCo (3)(4)	First-lien loan ($42,240 par, due 7/2031)	7/5/2024	SOFR + 6.50%	10.50%	41,213	42,423	1.0%
	First-lien loan (EUR 62,746 par, due 7/2031)	7/5/2024	E + 6.50%	8.50%	70,367	73,662 (EUR 62,691)	1.7%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	8.97%	969	1,083 (EUR 921)	0.0%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.22%	925	1,080 (EUR 919)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($104,529 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.45%	103,025	105,205	2.4%
	First-lien revolving loan ($8,015 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.41%	7,808	8,118	0.2%
Wrangler TopCo, LLC (3)	First-lien loan ($135,318 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.07%	133,097	137,260	3.2%
					1,457,083	1,513,992	35.1%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.03%	11,626	13,817 (EUR 11,759)	0.3%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	10.97%	23,139	26,705 (GBP 19,836)	0.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.33%	711	754 (NOK 7,520)	0.0%
	First-lien revolving loan (GBP 499 par, due 9/2028)	9/6/2022	S + 7.00%	10.97%	610	680 (GBP 505)	0.0%
FGI Acquisition Corp. (3)(4)	First-lien loan ($89,775 par, due 6/2032)	6/4/2025	SOFR + 5.50%	9.66%	88,039	88,428	2.1%
					124,125	130,384	3.0%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 326,566 par, due 5/2031)	5/22/2024	E + 4.75%	6.78%	354,623	383,715 (EUR 326,566)	8.9%
X Holdings. Inc. (12)	First-lien loan ($37,447 par, due 10/2029) (3)	2/5/2025	SOFR + 6.65%	10.96%	36,434	36,703	0.9%
	First-lien loan ($29,710 par, due 10/2029)	4/28/2025	9.50%	9.50%	29,003	29,781	0.7%
					420,060	450,199	10.5%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.43%	153,821	160,650	3.7%
Severin Acquisition, LLC (3)	First-lien loan ($186,816 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.16% (incl. 2.25% PIK)	186,593	186,215	4.4%
					340,414	346,865	8.1%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($225,253 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.87%	223,064	224,622	5.2%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.75%	762	860 (EUR 732)	0.0%
Arlberg Bidco, LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.98%	4,900	4,963	0.2%

GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.78%	5,426	5,936 (EUR 5,052)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,473 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,466	3,603	0.1%
					14,554	15,362	0.4%
Healthcare
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 5,918 par, due 2/2029)	2/24/2023	E + 6.50%	8.50%	6,218	7,074 (EUR 6,021)	0.2%
Eventus Buyer, LLC (3)	First-lien loan ($48,228 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.50%	47,537	47,768	1.1%
	First-lien revolving loan ($3,493 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.50%	3,410	3,444	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($125,227 par, due 7/2032)	7/31/2025	SOFR + 5.25%	9.41%	122,437	123,802	2.9%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($10,000 par, due 5/2030)	5/13/2025	SOFR + 6.00%	10.20%	9,631	9,800	0.2%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($113,968 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.41%	111,691	115,150	2.7%
Symplr Software Inc. (3)(12)	First-lien loan ($1,273 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.91%	1,087	1,141	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($262,425 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.50%	257,231	256,520	6.0%
	First-lien revolving loan ($2,236 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.50%	1,970	1,934	0.0%
					561,212	566,633	13.2%
Hotel, Gaming, and Leisure
AVSC Holding Corp. (3)	First-lien loan ($247,178 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.16%	242,223	245,124	5.7%
Equinox Holdings, Inc.	First-lien loan ($204,632 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	12.25% (incl. 4.13% PIK)	202,259	209,748	4.9%
	Second-lien loan ($10,557 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	10,411	11,085	0.3%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,013 par, due 4/2030)	4/10/2024	E + 7.75%	9.66% (incl. 4.13% PIK)	41,810	43,190 (EUR 36,758)	1.0%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.25%	211	256 (EUR 218)	0.0%
					496,914	509,403	11.9%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($172,507 par, due 11/2028)	11/7/2022	SOFR + 4.75%	9.07%	169,766	172,938	4.0%
HireVue, Inc. (3)	First-lien loan ($108,947 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.06%	107,048	110,036	2.6%
	First-lien revolving loan ($10,585 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.99%	10,339	10,726	0.2%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,456 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.10%	2,431	2,463	0.1%
					289,584	296,163	6.9%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($135,189 par, due 7/2030)	6/30/2023	SOFR + 5.00%	9.00%	132,632	135,527	3.2%
Big Wombat Holdings, Inc. (3)	First-lien loan ($8,727 par, due 4/2031)	4/16/2025	SOFR + 7.00%	11.00%	8,549	8,609	0.2%
Coupa Holdings, LLC (3)	First-lien loan ($127,953 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.56%	125,722	129,808	3.0%
EDB Parent, LLC (3)(5)	First-lien loan ($17,437 par, due 7/2028)	8/6/2025	SOFR + 7.00%	11.25%	17,239	17,437	0.4%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,309	46,384	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 211,306 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	8.58% (incl. 3.50% PIK)	20,961	22,788 (SEK 214,325)	0.5%
	First-lien loan (EUR 2,537 par, due 2/2031)	2/20/2024	E + 6.50%	8.56% (incl. 3.50% PIK)	2,715	3,011 (EUR 2,562)	0.1%
Kryptona BidCo US, LLC (3)	First-lien loan ($138,449 par, due 12/2031)	12/18/2024	SOFR + 6.00%	10.03% (incl. 3.25% PIK)	135,746	139,598	3.3%
	First-lien loan (EUR 32,040 par, due 12/2031)	12/18/2024	E + 6.00%	8.02% (incl. 3.25% PIK)	33,039	37,930 (EUR 32,281)	0.9%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($17,929 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.69%	17,554	17,834	0.4%
Rainfocus, LLC (3)(5)	First-lien loan ($10,446 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.25%	10,353	10,420	0.2%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,921 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.70%	31,383	32,191	0.7%
					581,202	601,537	14.0%
Manufacturing
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,575 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.75% (incl. 4.75% PIK)	3,511	3,289	0.1%
	Second-lien note ($2,018 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,588	795	0.0%
Heritage Environmental Services, Inc. (3)	First-lien loan ($130,689 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.56%	130,094	131,815	3.1%

	First-lien loan ($33,198 par, due 1/2031)	9/27/2024	SOFR + 5.00%	9.07%	32,972	33,089	0.8%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($56,651 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.66%	55,440	57,217	1.3%
	First-lien loan (EUR 16,819 par, due 9/2030)	9/7/2023	E + 5.66%	7.66%	17,628	19,960 (EUR 16,987)	0.5%
	First-lien loan (GBP 76,921 par, due 9/2030)	9/7/2023	S + 5.66%	9.63%	94,027	104,590 (GBP 77,690)	2.4%
	First-lien loan (GBP 54,224 par, due 9/2030)	2/20/2025	S + 5.00%	8.97%	67,216	73,850 (GBP 54,856)	1.7%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.57%	13,695	15,104 (EUR 12,855)	0.4%
	First-lien loan (EUR 4,392 par, due 7/2031)	7/11/2024	E + 4.75%	6.82%	4,680	5,136 (EUR 4,371)	0.1%
					420,851	444,845	10.4%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.26%	96,884	98,293	2.3%

Other
Boréal Bidco (3)(4)	First-lien note (EUR 128,919 par, due 3/2032)	3/24/2025	E + 7.25%	9.25% (incl. 5.75% PIK)	136,682	150,344 (EUR 127,952)	3.5%
Cast & Crew, LLC (3)	First-lien loan (CAD 142,374 par, due 1/2029)	2/27/2025	C + 5.50%	8.04%	96,137	92,348 (CAD 128,493)	2.2%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	7.75%	80,377	89,037 (EUR 75,776)	2.1%
Sky Bidco S.p.A. (3)(4)	First-lien note (EUR 52,053 par, due 10/2031)	10/29/2024	E + 5.00%	7.00%	54,827	62,110 (EUR 52,860)	1.4%
	First-lien note ($115,131 par, due 10/2031)	10/29/2024	SOFR + 5.00%	9.00%	113,178	116,282	2.7%
					481,201	510,121	11.9%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.75%	157,895	158,684	3.7%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($120,314 par, due 8/2031)	8/7/2024	15.00%	15.00%	119,416	141,970	3.3%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.25%	142,727	162,272 (EUR 138,104)	3.8%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	11.22%	95,921	103,151 (GBP 76,621)	2.4%
					515,959	566,077	13.2%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.75%	9.72% (incl. 2.50% PIK)	870	943 (GBP 701)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($194,950 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.60%	191,326	193,488	4.5%
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($10,746 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.06%	10,629	8,973	0.2%
	Roll Up DIP term loan ($44,549 par)	4/24/2023	SOFR + 7.90%	12.06% PIK	44,549	37,198	0.9%
	Super-Priority DIP term loan ($6,500 par)	4/24/2023	SOFR + 7.90%	12.06%	6,500	5,427	0.1%
Belk, Inc. (3)	First-lien loan ($185,250 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.20%	182,707	185,713	4.3%
Blazing Star Parent, LLC (3)	First-lien loan ($200,000 par, due 8/2030)	8/28/2025	SOFR + 7.00%	11.20%	197,042	197,500	4.6%
Cordance Operations, LLC (3)	First-lien loan ($— par, due 6/2027)	6/12/2025	SOFR + 8.65%	—	(407)	225	0.0%
PDI TA Holdings, Inc. (3)	First-lien loan ($164,098 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.81%	162,177	164,508	3.8%
	First-lien revolving loan ($5,294 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.81%	5,143	5,327	0.2%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.50%	8,103	8,893 (EUR 7,568)	0.2%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($12,825 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.50%	12,543	12,564	0.3%
					820,312	819,816	19.1%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($100,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.78%	99,149	100,500	2.4%
Rail Acquisitions LLC	First-lien loan ($31,601 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	10.31%	30,982	31,261	0.7%
	Second-lien note ($25,870 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	21,823	22,901	0.5%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 14,167 par, due 9/2030)	9/30/2024	E + 6.00%	8.12%	15,434	16,646 (EUR 14,167)	0.4%
					167,388	171,308	4.0%

Total Debt Investments			7,307,185	7,564,830	176.1%

Equity and Other Investments
Business Services
Artisan Topco LP (8)	Class A Preferred Units (7,882,736 units)	11/7/2023	7,883	6,622	0.2%
Insight Hideaway Aggregator, L.P. (8)	Partnership Interest (2,170,139 units)	3/19/2024	21,701	25,228	0.6%
Newark FP Co-Invest, L.P. (8)	Partnership (8,555,356 units)	11/8/2023	8,572	7,886	0.2%
Warrior TopCo LP (8)	Class A Units (9,576,271 units)	7/7/2023	9,576	14,939	0.3%
			47,732	54,675	1.3%
Financial Services
AF Eagle Parent, L.P. (8)	Partnership Units (337,024 units)	11/27/2023	11,364	13,068	0.3%
Healthcare
Raptor US Buyer II Corp. (8)	Ordinary Shares (83,408 shares)	3/24/2023	12,876	13,520	0.3%
Human Resource Support Services
bswift, LLC (8)	Class A-1 Units (7,606,491 units)	11/7/2022	7,606	16,164	0.4%
Internet Services
Bigtincan Holdings L.P. (8)	Class A Units (666,667 units)	4/16/2025	700	700	0.0%
SMA Technologies Holdings, LLC (8)(10)	Class A Units (244 units)	11/21/2022	244	423	0.0%
	Class B Units (173,048 units)	11/21/2022	10	18	0.0%
			954	1,141	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(8)(10)	Convertible Preference Shares (38,503,125 units)	12/11/2024	49,063	57,277 (GBP 42,546)	1.3%
Transportation
Railtrac Holdings Inc. (8)(10)	Warrants (3,824 warrants)	1/27/2025	3,396	3,397	0.1%

Total Equity and Other Investments			132,991	159,242	3.7%

Total Investments			$7,440,176	$7,724,072	179.8%

Derivative Instruments

Forward currency contracts

	Foreign Currency Forward Contracts as of September 30, 2025
Derivative Instrument (13)	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Counterparty	Unrealized Appreciation/ (Depreciation)
Foreign currency forward contract	11/14/2025	$103,696	CAD	142,733	State Street Bank and Trust Company	$1,114
Foreign currency forward contract	11/14/2025	$99,542	GBP	73,454	State Street Bank and Trust Company	655
Foreign currency forward contract	11/14/2025	$727	NOK	7,427	State Street Bank and Trust Company	(18)
						$1,751

Interest rate swaps

	Interest Rate Swaps as of September 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$11,772	$—	$13,980
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	4,363	—	3,234
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(4,825)	—	19,310
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	23,466	—	23,466
Total Hedge Accounting Swaps				2,100,000	34,776	—	59,990
Cash collateral				—	106,770	—	—
Total derivatives				$2,100,000	$141,546	$—	$59,990
(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or "C"), Euro Interbank Offer Rate (“EURIBOR” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 27.7% of total assets as of September 30, 2025.
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
(7)
As of September 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $7,496,394 resulting in estimated gross unrealized gains and losses of $316,289 and $199,457, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $60,754, or 1.4% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $27.8 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	140,208,028	$140	$3,923,739	$112,591	$4,036,470
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	152,562	152,562
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(24,733)	(24,733)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	278	278
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,456,909	2	41,943	—	41,945
Dividends declared from net investment income	—	—	—	(94,916)	(94,916)
Balance at March 31, 2025	141,664,937	$142	$3,965,682	$145,782	$4,111,606
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	147,018	147,018
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,698	13,698
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,790)	(2,790)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,479,035	1	42,920	—	42,921
Dividends declared from net investment income	—	—	—	(100,200)	(100,200)
Balance at June 30, 2025	143,143,972	$143	$4,008,602	$203,508	$4,212,253
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	142,571	142,571
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(5,031)	(5,031)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	841	841
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,559,071	2	45,882	—	45,884
Dividends declared from net investment income	—	—	—	(101,293)	(101,293)
Balance at September 30, 2025	144,703,043	$145	$4,054,484	$240,596	$4,295,225

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

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$424,414	$332,299
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(119,608)	(90,577)
Net change in unrealized (gains) losses on foreign currency transactions	137,408	24,997
Net change in unrealized (gains) losses on foreign currency forward contracts	(1,734)	13
Net realized (gains) losses on investments	(15,147)	(3,734)
Net realized (gains) losses on foreign currency transactions	(66)	(3,052)
Net amortization of discount on investments	(50,528)	(16,972)
Amortization of deferred financing costs	9,255	5,724
Amortization of discount on debt	1,569	628
Purchases and originations of investments, net	(2,047,677)	(3,256,051)
Proceeds from investments, net	168,912	428,430
Repayments on investments	1,633,346	133,929
Paid-in-kind interest	(49,042)	(21,870)
Changes in operating assets and liabilities:
Interest receivable	(4,203)	(42,798)
Interest receivable paid-in-kind	(1,214)	(592)
Prepaid expenses and other assets	(17,435)	(216,918)
Management fees payable to affiliate	2,743	3,639
Incentive fees on net investment income payable to affiliate	3,996	7,710
Incentive fees on net capital gains accrued to affiliate	(3,811)	9,175
Other payables to affiliates	(204)	2,489
Other liabilities	29,168	17,521
Net Cash Provided by (Used in) Operating Activities	100,142	(2,686,010)
Cash Flows from Financing Activities
Borrowings on debt	2,817,248	6,283,838
Repayments on debt	(2,652,081)	(4,026,478)
Deferred financing costs	(20,450)	(26,946)
Dividends paid to shareholders	(158,306)	(88,776)
Capital calls	—	1,049,736
Net Cash Provided by (Used in) Financing Activities	(13,589)	3,191,374
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	86,553	505,364
Cash, cash equivalents and restricted cash, beginning of period	1,198,013	8,813
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,284,566	$514,177
Supplemental Information:
Interest paid during the period	$176,868	$127,783
Excise and other taxes paid during the period	$17	$3,494
Dividends declared during the period	$296,409	$189,040

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$130,750	$74,535

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

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments, including and in combination of: the estimated enterprise value of a portfolio company (that is, the total value of the portfolio company’s net debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At September 30, 2025, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of September 30, 2025 and September 30, 2024, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three and nine months ended September 30, 2025, the Company recorded no net expense and a net expense of less than $0.1 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2024, the Company recorded no net expense and a net expense of $2.2 million, respectively, for U.S. federal excise tax and other taxes.

For both the three and nine months ended September 30, 2025, the Company recorded no provision pertaining to net unrealized gains from its investments. For both the three and nine months ended September 30, 2025, the Company recognized a tax provision of $1.1 million pertaining to net realized gains from one of its investments. For both the three and nine months ended September 30, 2024, the Company recorded no tax provision and recognized no tax expense.

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

In November 2025, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2026, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2025, the Company incurred $1.1 million and $3.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $0.9 million and $2.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

In November 2025, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2026, and may be extended subject to required approvals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial month or quarter will be appropriately prorated.

For the three and nine months ended September 30, 2025, Management Fees (gross of waivers) were $28.1 million and $79.9 million, respectively. For the three and nine months ended September 30, 2024, Management Fees (gross of waivers) were $18.9 million and $45.0 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and nine months ended September 30, 2025, Management Fees of $17.9 million and $50.1 million, respectively, have been waived. For the three and nine months ended September 30, 2024, Management Fees of $12.3 million and $28.4 million, respectively, have been waived.

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

For the three and nine months ended September 30, 2025, Incentive Fees on net investment income were $20.2 million and $62.6 million, respectively. For the three and nine months ended September 30, 2025 Incentive Fees on capital gains were $(1.0) million and $(3.8) million, respectively. For the three and nine months ended September 30, 2024, Incentive Fees on net investment income were $14.9 million and $38.4 million, respectively. For the three and nine months ended September 30, 2024, Incentive Fees on capital gains were $3.4 million and $9.2 million, respectively. As of September 30, 2025, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of September 30, 2025 and 2024, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$7,064,720	$7,314,206	$249,486
Second-lien debt investments	33,823	34,781	958
Mezzanine debt investments	208,642	215,843	7,201
Equity and other investments	132,991	159,242	26,251
Total Investments	$7,440,176	$7,724,072	$283,896

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$6,732,065	$6,871,809	$139,744
Second-lien debt investments	89,461	94,778	5,317
Mezzanine debt investments	118,441	123,184	4,743
Equity and other investments	140,027	154,511	14,484
Total Investments	$7,079,994	$7,244,282	$164,288

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Automotive	3.9%	4.0%
Business Services	20.3%	18.7%
Chemicals	1.6%	0.5%
Communications	5.8%	6.4%
Education	4.5%	5.2%
Electronics	2.9%	3.1%
Financial Services	0.4%	6.5%
Healthcare	7.5%	2.5%
Hotel, Gaming and Leisure	6.6%	7.4%
Human Resource Support Services	4.0%	3.9%
Insurance	—	0.9%
Internet Services	7.8%	7.2%
Manufacturing	5.8%	8.0%
Oil, Gas and Consumable Fuels	1.3%	2.9%
Other	6.6%	3.4%
Pharmaceuticals	8.1%	8.7%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	10.6%	9.5%
Transportation	2.3%	1.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

The geographic composition of investments at fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
United States
Midwest	20.6%	18.0%
Northeast	10.7%	17.3%
South	15.0%	14.2%
West	24.8%	26.8%
Canada (1)	0.0%	2.3%
Finland (1)	0.0%	0.0%
France	4.7%	1.8%
Germany	1.2%	0.6%
Italy	2.3%	2.4%
Netherlands	0.2%	0.2%
Norway	7.6%	5.5%
Sweden	0.3%	0.1%
United Kingdom	12.6%	10.8%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%

5. Derivatives

The Company may enter into foreign currency forward contracts from time to time to help mitigate its foreign currency risk exposures.

Foreign Currency Forward Contracts

The following table presents the information related to the Company's foreign currency forward derivative instruments as of September 30, 2025:

	As of September 30, 2025
Derivative Instrument	Notional amount to be sold		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	142,733	$103,696	$102,582	Prepaid expenses and other assets
Foreign currency forward contract	GBP	73,454	99,542	98,887	Prepaid expenses and other assets
Foreign currency forward contract	NOK	7,427	727	744	Prepaid expenses and other assets
			$203,965	$202,213

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the three and nine months ended September 30, 2025 and 2024:

		For the Three Months Ended September 30		For the Nine Months Ended September 30
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contract	Unrealized gains (losses) on foreign currency forward contracts	$7,394	$(2)	$1,734	$(13)
Foreign currency forward contract	Realized gains (losses) on foreign currency forward contracts	$(4,038)	$8	$(14,260)	$8

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following table presents the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2025 and 2024, respectively:

			For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(10,544)	$9,750	$(794)	$(31,245)	$29,250	$(1,995)
Interest rate swap	3/11/2029	150,000	(2,526)	2,438	(88)	(7,485)	7,313	(172)
Interest rate swap	1/15/2030	600,000	(10,597)	8,625	(1,972)	(31,402)	25,875	(5,527)
Interest rate swap	7/15/2030	750,000	(12,212)	11,484	(728)	(33,781)	32,156	(1,625)
Total		$2,100,000	$(35,879)	$32,297	$(3,582)	$(103,913)	$94,594	$(9,319)

			For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(12,038)	$9,750	$(2,288)	$(25,925)	$21,017	$(4,908)
Interest rate swap	3/11/2029	150,000	(2,900)	2,438	(462)	(3,151)	2,654	(497)
Interest rate swap	1/15/2030	600,000	(1,133)	862	(271)	(1,133)	862	(271)
Total		$1,350,000	$(16,071)	$13,050	$(3,021)	$(30,209)	$24,533	$(5,676)

For the three and nine months ended September 30, 2025, the Company recognized $3.3 million and $60.0 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, this amount was offset by an increase of $0.5 million and $17.2 million, respectively, for a change in carrying value of the 2029 Notes, an increase of $1.8 million and $19.3 million, respectively, for a change in carrying value of the January 2030 Notes and an increase of $1.1 million and $23.5 million, respectively, for a change in carrying value of the July 2030 Notes.

For the three and nine months ended September 30, 2024, the Company recognized $21.6 million and $19.3 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, this amount was offset by an increase of $24.8 million and $22.5 million, respectively, for a change in carrying value of the 2029 Notes and a decrease of $(3.2) million and $(3.2) million, respectively, for a change in carrying value of the 2030 Notes.

As of September 30, 2025, the swap transactions had a fair value of $34.8 million which is netted against cash collateral of $106.8 million. As of December 31, 2024, the swap transactions had a fair value of $(25.2) million which is netted against cash collateral of $68.6 million on the Company's Consolidated Balance Sheet. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2025 and December 31, 2024:

	Fair Value Hierarchy at September 30, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$265,343	$7,048,863	$7,314,206
Second-lien debt investments	—	795	33,986	34,781
Mezzanine debt investments	—	—	215,843	215,843
Equity and other investments	—	—	159,242	159,242
Total investments at fair value	$—	$266,138	$7,457,934	$7,724,072
Interest rate swaps	—	34,776	—	34,776
Total	$—	$300,914	$7,457,934	$7,758,848

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$143,398	$6,728,411	$6,871,809
Second-lien debt investments	—	1,309	93,469	94,778
Mezzanine debt investments	—	—	123,184	123,184
Equity and other investments	—	—	154,511	154,511
Total investments at fair value	$—	$144,707	$7,099,575	$7,244,282
Interest rate swaps	—	(25,214)	—	(25,214)
Total	$—	$119,493	$7,099,575	$7,219,068

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025:

	As of and for the Three Months Ended
	September 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$6,838,709	$32,265	$210,092	$159,301	$7,240,367
Purchases or originations	740,004	—	—	33	740,037
Repayments / redemptions	(532,927)	—	—	—	(532,927)
Sales proceeds	(654)	—	—	(12,706)	(13,360)
Paid-in-kind interest	12,070	1,288	5,653	—	19,011
Net change in unrealized gains (losses)	(26,040)	285	(42)	6,466	(19,331)
Net realized gains (losses)	40	—	—	6,148	6,188
Net amortization of discount on securities	17,661	148	140	—	17,949
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$7,048,863	$33,986	$215,843	$159,242	$7,457,934

	As of and for the Nine Months Ended
	September 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$6,728,411	$93,469	$123,184	$154,511	$7,099,575
Purchases or originations	1,799,501	19,198	76,440	4,097	1,899,236
Repayments / redemptions	(1,548,022)	(83,916)	—	—	(1,631,938)
Sales proceeds	(116,074)	—	—	(24,468)	(140,542)
Paid-in-kind interest	32,081	3,454	13,362	—	48,897
Net change in unrealized gains (losses)	108,458	(3,769)	2,459	11,765	118,913
Net realized gains (losses)	525	—	—	13,337	13,862
Net amortization of discount on securities	43,983	5,550	398	—	49,931
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$7,048,863	$33,986	$215,843	$159,242	$7,457,934

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2024:

	As of and for the Three Months Ended
	September 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$4,702,324	$90,299	$115,090	$94,080	$5,001,793
Purchases or originations	778,777	—	—	—	778,777
Repayments / redemptions	(90,027)	—	—	—	(90,027)
Sales proceeds	(19,862)	—	—	—	(19,862)
Paid-in-kind interest	3,925	356	3,844	—	8,125
Net change in unrealized gains (losses)	45,972	2,629	259	7,142	56,002
Net realized gains (losses)	130	—	—	—	130
Net amortization of discount on securities	7,463	235	100	—	7,798
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$5,428,702	$93,519	$119,293	$101,222	$5,742,736

	As of and for the Nine Months Ended
	September 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,848,805	$79,091	$105,918	$62,651	$3,096,465
Purchases or originations	3,034,317	10,021	—	28,259	3,072,597
Repayments / redemptions	(131,629)	—	—	—	(131,629)
Sale proceeds	(426,269)	(2,161)	—	—	(428,430)
Paid-in-kind interest	10,516	850	10,504	—	21,870
Net change in unrealized gains (losses)	72,753	4,989	2,571	10,312	90,625
Net realized gains (losses)	4,477	65	—	—	4,542
Net amortization of discount on securities	15,732	664	300	—	16,696
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$5,428,702	$93,519	$119,293	$101,222	$5,742,736

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2025 and September 30, 2024:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Three Months Ended	For the Three Months Ended
	September 30, 2025 on	September 30, 2024 on
	Investments Held at	Investments Held at
	September 30, 2025	September 30, 2024
First-lien debt investments	$(11,664)	$47,862
Second-lien debt investments	285	2,630
Mezzanine debt investments	(41)	258
Equity and other investments	11,104	7,143
Total	$(316)	$57,893

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025 on	September 30, 2024 on
	Investments Held at	Investments Held at
	September 30, 2025	September 30, 2024
First-lien debt investments	$141,297	$74,550
Second-lien debt investments	1,390	4,990
Mezzanine debt investments	2,458	2,570
Equity and other investments	15,448	10,312
Total	$160,593	$92,422

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$7,048,863	Income approach (1)	Discount rate	6.5% — 15.3% (9.9%)	Decrease
Second-lien debt investments	33,986	Income approach	Discount rate	13.5% — 14.1% (13.9%)	Decrease
Mezzanine debt investments	215,843	Income approach	Discount rate	11.1% — 11.1% (11.1%)	Decrease
Equity and other investments	159,242	Market Multiple (2)	Comparable multiple	2.0x — 25.0x (13.2x)	Increase
Total	$7,457,934
(1)
Includes $51.6 million of first-lien debt investments valued using an asset waterfall.
(2)
Includes $57.3 million of equity investments valued using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of September 30, 2025 and December 31, 2024, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, January 2030 Notes and July 2030 Notes as of September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$780,168	$750,000	$759,645
January 2030 Notes	600,000	609,810	600,000	588,680
July 2030 Notes	750,000	775,925	—	—
Total	$2,100,000	$2,165,903	$1,350,000	$1,348,325
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

Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were upsized to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.35 billion. Pursuant to a lender joinder agreement dated December 1, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.5 billion (the “Maximum Commitment”). On July 3, 2024, the Company exercised its option to extend the stated maturity date to August 29, 2025. Pursuant to the second amendment to the Subscription Facility dated as of August 29, 2025 (the “Subscription Facility Second Amendment”), the aggregate commitments under the Subscription Facility were reduced to $500 million and the stated maturity date was extended to August 28, 2026.

Borrowings under the Subscription Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) an adjusted Daily Simple SOFR rate plus 1.80%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.80% and (c) in the case of reference rate loans, 0.80% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.80% or (iii) in the case of loans denominated in sterling, the adjusted SONIA rate plus 1.80%. SONIA loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at our election, subject to certain conditions. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 39.7 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of September 30, 2025 and December 31, 2024, the Company had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the Revolving Credit Facility were $600 million and included an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility up to $1 billion. On February 28, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. On December 18, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.55 billion, which included a term loan commitment of an additional $50 million, due at the stated maturity. On January 17, 2025, the aggregate commitments under the Revolving Credit Facility were upsized to $1.65 billion, due at the stated maturity. On March 4, 2025, pursuant to the third amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $2.28 billion and the stated maturity was extended to March 4, 2030. On August 26, 2025, the aggregate commitments under the Revolving Credit Facility were upsized to $2.425 billion, which included a term loan commitment of an additional $50 million, due at the stated maturity. On September 23, 2025, pursuant to the fourth amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $2.675 billion, due at the stated maturity. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $3.42 billion. The Revolving Credit Facility will mature on March 4, 2030.

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
•
shareholders’ equity of at least $2.42 billion plus 25% of the net proceeds of the sale of equity interests after March 4, 2025; and
•
minimum asset coverage ratio of no less than 1.5 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 301.6 million, Euros (EUR) 946.5 million and Swedish Krona (SEK) 211.3 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of September 30, 2025, the Company had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2024, the Company had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $16.1 million and $(1.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(4.8) million and $(24.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2025, the effective hedge interest rate swaps had a fair value of $23.5 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

For the three and nine months ended September 30, 2025 and 2024 respectively, the components of interest expense related to the 2029 Notes, January 2030 Notes and July 2030 Notes are as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$32,297	$13,625	$95,360	$25,921
Accretion of original issue discount	543	294	1,569	628
Amortization of deferred financing costs	1,258	548	3,849	1,052
Total Interest Expense	$34,098	$14,467	$100,778	$27,601

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes, January 2030 Notes and July 2030 Notes. During the three and nine months ended September 30, 2025, the Company received $32.3 million and $94.6 million, respectively, and paid $35.9 million and $103.9 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. During the three and nine months ended September 30, 2024, the Company received $13.1 million and $24.5 million, respectively, and paid $16.1 million and $30.2 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swaps.

As of September 30, 2025, the components of the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes and the stated interest rates were as follows.

	September 30, 2025
	2029 Notes	January 2030 Notes	July 2030 Notes
Principal amount of debt	$750,000	$600,000	$750,000
Original issue discount, net of accretion	(4,794)	(789)	(4,348)
Deferred financing costs	(7,010)	(6,180)	(8,674)
Fair value of an effective hedge	16,134	(4,824)	23,466
Carrying value of debt	$754,330	$588,207	$760,444
Stated interest rate	6.50%	5.75%	6.13%

As of December 31, 2024, the components of the carrying value of the 2029 Notes and January 2030 Notes and the stated interest rates were as follows.

	December 31, 2024
	2029 Notes	January 2030 Notes
Principal amount of debt	$750,000	$600,000
Original issue discount, net of accretion	(5,695)	(909)
Deferred financing costs	(8,486)	(7,680)
Fair value of an effective hedge	(1,079)	(24,135)
Carrying value of debt	$734,740	$567,276
Stated interest rate	6.50%	5.75%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2025, the Company's swap-adjusted interest rate on the 2029 Notes, January 2030 Notes and July 2030 Notes was SOFR plus 2.45% (on a weighted average basis), 2.55% and 2.01%, respectively. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2029 Notes and January 2030 Notes was SOFR plus 2.45% (on a weighted average basis) and 2.55%, respectively.

As of September 30, 2025, the Company was in compliance with the terms of the indentures governing the 2029 Notes, January 2030 Notes and July 2030 Notes. As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes and January 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company's asset coverage was 192.4% and 193.0%, respectively.

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$500,000	$60,531	$439,469	$59,299
Revolving Credit Facility	2,675,000	2,495,644	147,368	2,479,239
2029 Notes	750,000	750,000	—	754,330
January 2030 Notes	600,000	600,000	—	588,207
July 2030 Notes	750,000	750,000	—	760,444
Total Debt	$5,275,000	$4,656,175	$586,837	$4,641,519

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $1.2 million, $16.4 million, $11.8 million, $7.0 million and $13.0 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes, and July 2030 Notes are presented inclusive of an incremental $16.1 million, $(4.8) million and $23.5 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	51,232	$44,129	150,240	$117,690
Commitment fees	1,631	941	4,775	2,376
Amortization of deferred financing costs	3,001	1,606	9,255	5,724
Accretion of original issue discount	543	294	1,569	628
Swap settlement	3,582	3,021	9,319	5,676
Total Interest Expense	$59,989	$49,991	$175,158	$132,094
Average debt outstanding (in millions)	$3,822.5	$2,598.9	$3,594.4	$2,252.9
Weighted average interest rate	5.7%	7.3%	5.9%	7.3%

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

As of September 30, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$246	$217
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	42,105
Aptean, Inc. - Delayed Draw & Revolver	—	15,757
Arrow Buyer, Inc. - Delayed Draw	—	20,157
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	121,309	135,222
Artisan Bidco, Inc. - Revolver	6,191	16,886
Avalara, Inc. - Revolver	—	13,636
AVSC Holding Corp. - Revolver	26,580	33,830
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	29,175
Babylon Finco Limited - Delayed Draw	—	16,527
Banyan Software Holdings, LLC - Delayed Draw	—	19,491
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	1,074
Ben Nevis Midco Limited - Delayed Draw	—	27,307
Big Wombat Holdings, Inc - Revolver	706	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9,086
Cirrus (Bidco) Ltd - Delayed Draw	449	417
Cordance Operations LLC - Delayed Draw	50,000	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	20,428
Crewline Buyer, Inc. - Revolver & Equity	16,295	16,295
Disco Parent, Inc. - Revolver	—	5,776
EDB Parent, LLC - Delayed Draw	1,517	—
Edge Bidco B.V. - Delayed Draw & Revolver	1,127	993
Elysium BidCo Limited - Revolver	—	19,289
Erling Lux Bidco SARL - Delayed Draw & Revolver	6,253	2,772
Eventus Buyer, LLC - Delayed Draw & Revolver	16,157	18,777
Flight Intermediate HoldCo, Inc. - Delayed Draw	38,792	44,012
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	70,282
Galileo Parent, Inc. - Revolver	8,077	12,788
Greenshoot Bidco B.V. - Revolver	462	407
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	29,746	28,485
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,636	1,697
HireVue, Inc. - Revolver	3,528	5,141
HMP Omnimedia, LLC - Delayed Draw & Revolver	64,773	—
Ingenovis Health Finance, LLC - Revolver	10,000	—
Kangaroo Bidco AS - Delayed Draw	22,500	22,500
Kryptona BidCo US, LLC - Revolver	14,674	14,674
Lynx BidCo - Delayed Draw & Revolver	15,686	25,077
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	1,071	3,214
PDI TA Holdings, Inc. - Delayed Draw & Revolver	7,941	26,516
QSR Acquisition Co. - Delayed Draw	—	5,000
Rail Acquisitions LLC - Delayed Draw & Revolver	7,075	—
RainFocus, LLC - Delayed Draw	1,150	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,617	1,425
Raptor US Buyer II Corp. - Revolver	4,318	4,318
Sapphire Software Buyer, Inc. - Revolver	27,027	27,027
Scorpio Bidco - Delayed Draw	17,242	15,195
Severin Acquisition, LLC - Delayed Draw & Revolver	53,590	72,475
Shiftmove GmbH - Delayed Draw	6,854	6,040
Sky Bidco S.p.A. - Delayed Draw	33,639	29,645
SkyLark UK DebtCo Limited - Delayed Draw	40,555	24,084
SL Buyer Corp. - Delayed Draw	—	1,258
SMA Technologies Holdings, LLC - Revolver	3,991	3,991
Sport Alliance GmbH - Revolver	489	647
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	6,207	—

Truck-Lite Co., LLC - Delayed Draw & Revolver	41,617	61,202
USA Debusk, LLC - Delayed Draw & Revolver	43,282	42,137
Varinem German Bidco GmbH - Delayed Draw	4,919	3,553
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	40,978	—
Wrangler Topco, LLC - Delayed Draw & Revolver	20,065	32,377
Total Portfolio Company Commitments (1)(2)	$877,933	$1,050,384

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

Other Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2025, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the nine months ended September 30, 2025 and 2024. All shares issued to shareholders in the tables below are newly issued shares.

	For the Nine Months Ended
	September 30, 2025
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2024	December 31, 2024	January 30, 2025	1,456,909
March 31, 2025	March 31, 2025	May 6, 2025	1,479,035
June 30, 2025	June 30, 2025	August 5, 2025	1,559,071
Total Common Shares Issued			4,495,015

	For the Nine Months Ended
	September 30, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
March 29, 2024	March 31, 2024	May 7, 2024	869,766
June 30, 2024	June 30, 2024	August 6, 2024	953,857
Total Common Shares Issued			2,618,663

During the nine months ended September 30, 2025, the Company issued 4,495,015 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $130.7 million. During the nine months ended September 30, 2024, the Company issued 2,618,663 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $74.5 million.

There were no Common Shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025. The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered for the nine months ended September 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
June 25, 2024	10,152,231	300,000
September 24, 2024	8,280,854	250,000
	35,781,993	$1,049,736

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in net assets resulting from operations	$138,381	$126,980	$424,414	$332,299
Weighted average Common Shares outstanding—basic and diluted	144,109,918	95,855,394	142,632,179	83,485,668
Earnings (loss) per common share—basic and diluted	$0.96	$1.32	$2.98	$3.98

11. Dividends

The following table summarizes dividends declared during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2025	March 31, 2025	May 5, 2025	$0.67
June 30, 2025	June 30, 2025	August 4, 2025	0.70
September 30, 2025	September 30, 2025	November 10, 2025	0.70
Total Dividends Declared			$2.07

	For the Nine Months Ended
	September 30, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2024	March 31, 2024	May 6, 2024	$0.67
June 28, 2024	June 30, 2024	August 5, 2024	0.67
September 30, 2024	September 30, 2024	November 12, 2024	0.67
Total Dividends Declared			$2.01

The dividends declared during the nine months ended September 30, 2025 and 2024 were derived from net investment income and long-term capital gains, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the Consolidated Financial Statements. The following are the financial highlights for one share of Common Shares outstanding for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Share Data (1)
Net asset value, beginning of period	$28.79	$27.75

Net investment income (2)	3.10	3.11
Net realized and unrealized gain (loss) (2)	(0.12)	0.87
Total from operations	2.98	3.98
Net Common Share Issuance (3)	—	(0.03)
Dividends declared (4)	(2.07)	(2.01)
Total increase (decrease) in net assets	0.91	1.94
Net Asset Value, End of Period	$29.68	$29.69
Total return based on net asset value (5)	10.49%	14.76%
Common shares outstanding, end of period	144,703,043	103,879,431
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets without management fee waiver	10.42%	12.56%
Ratio of net expenses to average net assets with management fee waiver	8.81%	11.05%
Ratio of net investment income to average net assets without management fee waiver	12.55%	12.31%
Ratio of net investment income to average net assets with management fee waiver	14.16%	13.81%
Portfolio turnover	32.22%	16.38%
Net assets, end of period	$4,295,225	$3,084,597

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

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth in this report.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through September 30, 2025, we have originated approximately $27.4 billion aggregate principal amount of investments and retained approximately $9.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of September 30, 2025, our core portfolio companies had a weighted average annual revenue of $784.6 million and weighted average annual EBITDA of $251.0 million. As of September 30, 2025, our core portfolio companies had a median annual revenue of $198.8 million and median annual EBITDA of $67.8 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2025, the largest investment in a single issuer based on fair value represented 5.0% of our total investment portfolio.

As of September 30, 2025, the average investment size in each of our portfolio companies was approximately $108.8 million based on fair value.

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

As of September 30, 2025, the largest industry represented 20.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2025, approximately 95.1% of our portfolio was invested in secured debt, including 94.7% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended September 30, 2025, the weighted average term on new debt investment commitments in new portfolio companies was 5.9 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2025, we had call protection on 95.4% of our debt investments based on fair value, with weighted average call prices of 109.0% for the first year, 104.5% for the second year and 102.1% for the third year, in each case from the date of the initial investment. As of September 30, 2025, 96.6% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $115 billion of assets under management as of September 30, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 730 investment and operating professionals. As of September 30, 2025, seventy-nine (79) of these personnel are dedicated to direct lending, including sixty-five (65) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of September 30, 2025, 96.6% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2025, 8.0% and 7.0%, respectively, of our total investment income was comprised of PIK interest. For the three and nine months ended September 30, 2024, 4.9% and 4.8%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2025, our portfolio based on fair value consisted of 94.7% first-lien debt investments, 0.4% second-lien debt investments, 2.8% mezzanine investments and 2.1% equity and other investments. As of December 31, 2024, our portfolio based on fair value consisted of 94.9% first-lien debt investments, 1.3% second-lien debt investments, 1.7% mezzanine investments and 2.1% equity and other investments.

As of September 30, 2025 and December 31, 2024, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.2% and 11.0% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.6% and 11.3%, respectively.

As of September 30, 2025 and December 31, 2024, we had investments in 71 and 67 portfolio companies, respectively, with an aggregate fair value of $7,724.1 million and $7,244.3 million.

For the three months ended September 30, 2025, the principal amount of new investments funded was $694.3 million in four new portfolio companies and five existing portfolio companies. For this period, we had $508.8 million aggregate principal amount in exits, sales and repayments.

For the three months ended September 30, 2024, the principal amount of new investments funded was $890.4 million in eight new portfolio companies and four existing portfolio companies. For this period, we had $83.6 million aggregate principal amount in exits, sales and repayments.

Our investment activity for the three months ended September 30, 2025 and September 30, 2024, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2025	September 30, 2024
New investment commitments:
Gross originations (1)	$3,640.5	$2,396.9
Less: Syndications/sell downs (1)	2,812.4	1,241.4
Total new investment commitments	$828.1	$1,155.5
Principal amount of investments funded:
First-lien	$694.3	$890.4
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	—
Total	$694.3	$890.4
Principal amount of investments sold or repaid:
First-lien	$502.2	$83.6
Second-lien	—	—
Mezzanine	—	—
Equity and other	6.6	—
Total	$508.8	$83.6
Number of new investment commitments in new portfolio companies	4	8
Average new investment commitment amount in new portfolio companies	$178.6	$128.9
Weighted average term for new investment commitments in new portfolio companies (in years)	5.9	6.6
Percentage of new debt investment commitments at floating rates	100.0%	76.2%
Percentage of new debt investment commitments at fixed rates	0.0%	23.8%
Weighted average interest rate of new investment commitments	10.6%	11.7%
Weighted average spread over reference rate of new floating rate investment commitments	6.8%	6.3%
Weighted average interest rate on investments fully sold or paid down	11.2%	13.2%

(1)
Includes affiliates of Sixth Street.

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025		December 31, 2024
($ in millions) (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$7,064.7	$7,314.2	$6,732.1	$6,871.8
Second-lien debt investments	33.8	34.8	89.5	94.8
Mezzanine debt investments	208.6	215.8	118.4	123.2
Equity and other investments	133.0	159.2	140.0	154.5
Total	$7,440.2	$7,724.1	$7,080.0	$7,244.3

(1)
Table may not sum due to rounding.

We have no non-accrual investments as of September 30, 2025 and December 31, 2024.

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities (1)	10.2%	11.0%
Weighted average interest rate of debt and income producing securities	9.9%	10.7%
Weighted average spread over reference rate of all floating rate investments	5.9%	6.1%

(1)
Weighted average total portfolio yield at fair value was 10.0% at September 30, 2025 and 10.8% at December 31, 2024.

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
•
A rating of 5 indicates an investment is in default on its interest and/or principal payments. For these investments, our Adviser reviews the investments on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration of our investment. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout. Investments that carry a rating of 5 would typically indicate the position has been placed on non-accrual status (for investments that otherwise would be income producing).

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2025		December 31, 2024
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$7,542.8	97.6%	$7,037.9	97.1%
2	129.7	1.7	143.3	2.0
3	51.6	0.7	63.1	0.9
4	—	—	—	—
5	—	—	—	—
Total	$7,724.1	100.0%	$7,244.3	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and September 30, 2024, were as follows:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$235.7	$178.9	$717.3	$467.9
Less: Net expenses	93.1	78.0	275.2	205.9
Net investment income before income taxes	142.6	100.9	442.2	262.0
Less: Income taxes, including excise taxes (2)	—	—	0.0	2.2
Net investment income	142.6	100.9	442.2	259.8
Net realized gains (losses) (2) (3)	0.8	(0.0)	(1.7)	6.9
Net change in unrealized gains (losses) (3)	(5.0)	26.1	(16.1)	65.6
Net increase (decrease) in net assets resulting from operations	$138.4	$127.0	$424.4	$332.3

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest from investments	$197.0	$162.3	$629.6	$416.4
Paid-in-kind interest income	19.0	8.7	50.3	22.4
Dividend income	—	1.3	4.6	1.3
Other income	19.7	6.6	32.9	27.8
Total investment income	$235.7	$178.9	$717.3	$467.9

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $162.3 million for the three months ended September 30, 2024 to $197.0 million for the three months ended September 30, 2025. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $8.7 million for the three months ended September 30, 2024 to $19.0 million for the three months ended September 30, 2025, primarily due to increased PIK investments. For the three months ended September 30, 2024, we had dividend income of $1.3 million. For the three months ended September 30, 2025, there was no dividend income. Other income increased from $6.6 million for the three months ended September 30, 2024 to $19.7 million for the three months ended September 30, 2025, primarily due to increased miscellaneous fees earned.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $416.4 million for the nine months ended September 30, 2024 to $629.6 million for the nine months ended September 30, 2025. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $22.4 million for the nine months ended September 30, 2024 to $50.3 million for the nine months ended September 30, 2025, primarily due to increased PIK investments. Dividend income increased from $1.3 million for the nine months ended September 30, 2024 to $4.6 million for the nine months ended September 30, 2025. Other income increased from $27.8 million for the nine months ended September 30, 2024 to $32.9 million for the nine months ended September 30, 2025, primarily due to interest from cash and cash equivalents.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest	$60.0	$50.0	$175.2	$132.1
Management fees (net of waivers)	10.2	6.5	29.8	16.6
Incentive fees on net investment income	20.2	14.9	62.6	38.4
Incentive fees on net capital gains (losses)	(1.0)	3.4	(3.8)	9.2
Organizational and offering expense	—	0.3	—	1.2
Professional fees	1.7	1.5	5.9	3.9
Trustees fees	0.2	0.1	0.5	0.5
Other general and administrative	1.8	1.3	5.0	4.0
Net Expenses	$93.1	$78.0	$275.2	$205.9

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing costs, increased from $50.0 million for the three months ended September 30, 2024 to $60.0 million for the three months ended September 30, 2025. This increase was primarily due to an increase in average debt outstanding from $2.6 billion for the three months ended September 30, 2024 to $3.8 billion for the three months ended September 30, 2025.

Interest expense, including other debt financing expenses, increased from $132.1 million for the nine months ended September 30, 2024 to $175.2 million for the nine months ended September 30, 2025. This increase was primarily due to an increase in the average debt outstanding from $2.3 billion for the nine months ended September 30, 2024 to $3.6 billion for the nine months ended September 30, 2025.

Management Fees

Management Fees (gross of waivers) increased from $18.9 million for the three months ended September 30, 2024 to $28.1 million for the three months ended September 30, 2025 due to an increase in average assets for the three months ended September 30, 2025 compared to the same period in 2024. Management Fees (net of waivers) increased from $6.5 million for the three months ended September 30, 2024 to $10.2 million for the three months ended September 30, 2025. For the three months ended September 30, 2025 and 2024, the Adviser waived Management Fees of $17.9 million and $12.3 million, respectively.

Management Fees (gross of waivers) increased from $45.0 million for the nine months ended September 30, 2024 to $79.9 million for the nine months ended September 30, 2025 due to an increase in average assets for the nine months ended September 30, 2025 compared to the same period in 2024. Management Fees (net of waivers) increased from $16.6 million for the nine months ended

September 30, 2024 to $29.8 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2025 and 2024, the Adviser waived Management Fees of $50.1 million and $28.4 million, respectively.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $14.9 million for the three months ended September 30, 2024 to $20.2 million for the three months ended September 30, 2025. This increase resulted from an increase in the portfolio size for the three months ended September 30, 2025. For the three months ended September 30, 2025 and 2024, $(1.0) million and $3.4 million were accrued related to Capital Gains Fees, respectively. As of September 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $38.4 million for the nine months ended September 30, 2024 to $62.6 million for the nine months ended September 30, 2025. This increase resulted from an increase in the portfolio size for the nine months ended September 30, 2025. For the nine months ended September 30, 2025 and 2024, $(3.8) million and $9.2 million were accrued related to Capital Gains Fees, respectively. As of September 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

For the three months ended September 30, 2024, organizational and offering expenses were $0.3 million. For the three months ended September 30, 2025, there were no organizational and offering expenses.

For the nine months ended September 30, 2024, organizational and offering expenses were $1.2 million. For the nine months ended September 30, 2025, there were no organizational and offering expenses. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.5 million for the three months ended September 30, 2024 to $1.7 million for the three months ended September 30, 2025. Trustees Fees increased from $0.1 million for the three months ended September 30, 2024 to $0.2 million for the three months ended September 30, 2025. Other general and administrative expenses increased from $1.3 million for the three months ended September 30, 2024 to $1.8 million for the three months ended September 30, 2025.

Professional fees increased from $3.9 million for the nine months ended September 30, 2024 to $5.9 million for the nine months ended September 30, 2025. Trustees Fees increased from $0.4 million for the nine months ended September 30, 2024 to $0.5 for the nine months ended September 30, 2025. Other general and administrative expenses increased from $4.0 million for the nine months ended September 30, 2024 to $5.0 million for the nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2025, we recorded no net expense and a net expense of less than $0.1 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2024, we recorded no net expense and a net expense of $2.2 million, respectively, for U.S. federal excise tax and other taxes.

For both the three and nine months ended September 30, 2025, we recorded no provision pertaining to net unrealized gains from our investments. For both the three and nine months ended September 30, 2025, we recognized a tax provision of $1.1 million pertaining to net realized gains from one of our investments. For both the three and nine months ended September 30, 2024, we recorded no tax provision and recognized no tax expense.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized gains (losses) on investments	$6.2	$0.1	$15.1	$3.7
Net realized gains (losses) on foreign currency investments (2)	0.0	0.0	0.0	0.8
Net realized gains (losses) on foreign currency transactions (2)(3)	(4.2)	(0.0)	(15.0)	0.2
Net realized gains (losses) on foreign currency borrowings	(0.1)	(0.1)	(0.8)	2.2
Income tax provision on net realized gains (losses)	(1.1)	—	(1.1)	—
Net Realized Gains (Losses) (2)	$0.8	$(0.0)	$(1.7)	$6.9

Change in unrealized gains on investments	$25.6	$62.5	$207.1	$101.5
Change in unrealized (losses) on investments	(44.9)	(6.4)	(87.5)	(10.9)
Net Change in Unrealized Gains (Losses) on Investments	$(19.3)	$56.1	$119.6	$90.6

Unrealized gains (losses) on foreign currency borrowings	6.0	(30.0)	(137.4)	(25.0)
Unrealized gains (losses) on foreign currency transactions (2)(3)	7.4	(0.0)	1.7	(0.0)
Income tax provision on unrealized gains (losses)	0.8	—	—	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$14.2	$(30.0)	$(135.7)	$(25.0)

Net Change in Unrealized Gains (Losses)	$(5.0)	$26.1	$(16.1)	$65.6

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

For the three and nine months ended September 30, 2025, we had net realized gains on investments of $6.2 million and $15.1 million, respectively. For the three and nine months ended September 30, 2024, we had a net realized gains on investments of $0.1 million and $3.7 million, respectively. For both the three and nine months ended September 30, 2025, we had net realized gains on foreign currency investments of less than $0.1 million. For the three and nine months ended September 30, 2024, we had net realized gains on foreign currency investments of less than $0.1 million and $0.8 million, respectively. For the three and nine months ended September 30, 2025, we had net realized losses of $4.2 million and $15.0 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2024, we had net realized losses of less than $0.1 million and net realized gains of $0.2 million, respectively, on foreign currency transactions. For the three and nine months ended September 30, 2025, we had net realized losses of $0.1 million and $0.8 million, respectively, on foreign currency borrowings. For the three and nine months ended September 30, 2024, we had a net realized losses of $0.1 million and net realized gains of $2.2 million, respectively, on foreign currency borrowings. For both the three and nine months ended September 30, 2025, we had net realized losses of $1.1 million related to tax expense.

For the three months ended September 30, 2025, we had $25.6 million in unrealized gains on 29 portfolio company investments, which was offset by $44.9 million in unrealized losses on 46 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of investments, fluctuations in GBP exchange rates, widening credit spreads and negative portfolio company specific developments. For the nine months ended September 30, 2025, we had $207.1 million in unrealized gains on 51 portfolio company investments, which was offset by $87.5 million in unrealized losses on 32 portfolio company investments. Unrealized gains primarily resulted from fluctuations in GBP, EUR, CAD, and SEK exchange rates, tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of investments and negative portfolio company specific developments.

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

For the three and nine months ended September 30, 2025, we had unrealized gains of $6.0 million and unrealized losses of $137.4 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For the three and nine months ended September 30, 2024, we had $30.0 million and $25.0 million, respectively, in unrealized losses on foreign currency borrowings, primarily as a result of fluctuations in GBP, EUR, and SEK exchange rates. For the three and nine months ended September 30, 2025, we had $7.4 million and $1.7 million, respectively, in unrealized gains on foreign currency transactions. For both the three and nine months ended September 30, 2024, we had less than $0.1 million in unrealized losses on foreign currency transactions. For the three and nine months ended September 30, 2025, we had unrealized gains of $0.8 million and no unrealized gains or losses, respectively, related to a deferred tax benefit.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through September 30, 2025, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 20.0% (based on total capital invested of $1.7 billion and total proceeds from these exited investments of $2.2 billion). One hundred percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and nine months ended September 30, 2025, we had unrealized gains of $6.0 million and unrealized losses of $137.4 million, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, we had $30.0 million and $25.0 million, respectively, of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2024. See Note 2 for additional disclosure regarding our accounting for foreign currency. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 192.4% and 193.0%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2025, taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025, we had approximately $439.5 million and $147.4 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of September 30, 2025, we had $1,284.6 million in cash and cash equivalents, including $106.8 million of restricted cash. For the nine months ended September 30, 2025, cash provided by operating activities was $100.1 million, primarily attributable to repayments and proceeds from investments of $1,802.3 million and an increase in net assets resulting from operations of $424.4 million, which was partially offset by funding portfolio investments of $2,047.7 million and other net operating activities of $78.9 million. Cash used in financing activities was $13.6 million during the period due to paydowns on debt of $2,652.1 million and other financing activities of $178.7 million, which were partially offset by borrowings of $2,817.2 million.

As of September 30, 2024, we had $514.2 million in cash and cash equivalents, including $41.9 million of restricted cash. For the nine months ended September 30, 2024, cash used in operating activities was $2,686.0 million, primarily attributable to funding portfolio investments of $3,256.1 million and other net operating activities of $324.6 million which was offset by repayments and proceeds from investments of $562.4 million and an increase in net assets resulting from operations of $332.3 million. Cash provided by financing activities was $3,191.4 million during the period due to borrowings of $6,283.8 million and proceeds from the capital calls of $1,049.7 million, which were partially offset by paydowns on debt of $4,026.5 million and other financing activities of $115.6 million.

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2025, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

There were no Common Shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025. The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered for the nine months ended September 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
June 25, 2024	10,152,231	300.0
September 24, 2024	8,280,854	250.0
	35,781,993	$1,049.7

During the nine months ended September 30, 2025, we issued 4,495,015 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $130.7 million. During the nine months ended September 30, 2024, we issued 2,618,663 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $74.5 million.

Debt

Subscription Facility

On September 1, 2022, we entered into a revolving credit agreement (the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the Subscription Facility were $400 million.

Pursuant to an amendment to the Subscription Facility dated as of December 21, 2022 (the “Subscription Facility First Amendment”), the aggregate commitments under the Subscription Facility were upsized to $700 million. Pursuant to lender joinder agreements dated January 18, 2023 and January 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $800 million and $850 million, respectively. Pursuant to lender joinder agreements dated March 28, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.3 billion. Pursuant to a lender joinder agreement dated April 27, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.35 billion. Pursuant to a lender joinder agreement dated December 1, 2023, the aggregate commitments under the Subscription Facility were upsized to $1.5 billion (the “Maximum Commitment”). On July 3, 2024, we exercised our option to extend the stated maturity date to August 29, 2025. Pursuant to the second amendment to the Subscription Facility dated as of August 29, 2025 (the “Subscription Facility Second Amendment”), the aggregate commitments under the Subscription Facility were reduced to $500 million and the stated maturity date was extended to August 28, 2026.

Borrowings under the Subscription Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) an adjusted Daily Simple SOFR rate plus 1.80%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.80% and (c) in the case of reference rate loans, 0.80% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.80% or (iii) in the case of loans denominated in sterling, the adjusted SONIA rate plus 1.80%. SONIA loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at our election, subject to certain conditions. we also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 39.7 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of September 30, 2025 and December 31, 2024, we had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of September 30, 2025 and December 31, 2024, we were in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

The aggregate commitments under the Revolving Credit Facility were $600 million and included an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility up to $1 billion. On February 28, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $700 million. On July 27, 2023, the aggregate commitments under the Revolving Credit Facility were upsized to $725 million. Pursuant to the first amendment to the Revolving Credit Facility dated February 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.0 billion and the stated maturity date was extended to February 8, 2029. On April 8, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.2 billion. On May 23, 2024, pursuant to the second amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $1.375 billion, which included a term loan commitment of $100 million, due at the stated maturity. On June 27, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.425 billion. On December 18, 2024, the aggregate commitments under the Revolving Credit Facility were upsized to $1.55 billion, which included a term loan commitment of an additional $50 million, due at the stated maturity. On January 17, 2025, the aggregate commitments under the Revolving Credit Facility were upsized to $1.65 billion due at the stated maturity. On March 4, 2025, pursuant to the third amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $2.28 billion and the stated maturity was extended to March 4, 2030. On August 26, 2025, the aggregate commitments under the Revolving Credit Facility were upsized to $2.425 billion, which included a term loan commitment of an additional $50 million, due at the stated maturity. On September 23, 2025, pursuant to the fourth amendment, the aggregate commitments under the Revolving Credit Facility were upsized to $2.675 billion, due at the stated maturity. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $3.42 billion. The Revolving Credit Facility will mature on March 4, 2030.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, we had outstanding debt denominated in British pounds (GBP) of 301.6 million, Euros (EUR) 946.5 million and Swedish Krona (SEK) 211.3 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of September 30, 2025, we had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2024, we had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $16.1 million and $(1.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

January 2030 Notes

In September 2024, we issued $600 million aggregate principal amount of unsecured notes that mature on January 15, 2030 (the “January 2030 Notes”). The principal amount of the January 2030 Notes is payable at maturity. The January 2030 Notes bear interest at a rate of 5.75% per year, payable semi-annually commencing on January 15, 2025, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the January 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $591.7 million. We used the net proceeds of the January 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In connection with the issuance of the January 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, our effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(4.8) and $(24.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

July 2030 Notes

In January 2025, we issued $750 million aggregate principal amount of unsecured notes that mature on July 15, 2030 (the “July 2030 Notes”). The principal amount of the July 2030 Notes is payable at maturity. The July 2030 Notes bear interest at a rate of 6.125% per year, payable semi-annually commencing on July 15, 2025, and may be redeemed in whole or in part at our option at any time at par plus a "make whole" premium. Total proceeds from the issuance of the July 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $737.6 million. We used the net proceeds of the July 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, our effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the effective hedge interest rate swaps had a fair value of $23.5 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions) (1)	Amount Committed	Principal	Available (2)	Value (3)(4)
Subscription Facility	$500.0	$60.5	$439.5	$59.3
Revolving Credit Facility	2,675.0	2,495.6	147.4	2,479.2
2029 Notes	750.0	750.0	—	754.3
January 2030 Notes	600.0	600.0	—	588.2
July 2030 Notes	750.0	750.0	—	760.4
Total Debt	$5,275.0	$4,656.2	$586.8	$4,641.5

(1)
Table may not sum due to rounding.
(2)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(3)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts of $1.2 million, $16.4 million, $11.8 million, $7.0 million and $13.0 million, respectively.
(4)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $16.1 million, $(4.8) million and $23.5 million respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	42.1
Aptean, Inc. - Delayed Draw & Revolver	—	15.8
Arrow Buyer, Inc. - Delayed Draw	—	20.2
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	121.3	135.2
Artisan Bidco, Inc. - Revolver	6.2	16.9
Avalara, Inc. - Revolver	—	13.6
AVSC Holding Corp. - Revolver	26.6	33.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
Babylon Finco Limited - Delayed Draw	—	16.5
Banyan Software Holdings, LLC - Delayed Draw	—	19.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	1.1
Ben Nevis Midco Limited - Delayed Draw	—	27.3
Big Wombat Holdings, Inc - Revolver	0.7	—
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9.1
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations LLC - Delayed Draw	50.0	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
Disco Parent, Inc. - Revolver	—	5.8
EDB Parent, LLC - Delayed Draw	1.5	—
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	1.0
Elysium BidCo Limited - Revolver	—	19.3
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.3	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	16.2	18.8
Flight Intermediate HoldCo, Inc. - Delayed Draw	38.8	44.0
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	70.3
Galileo Parent, Inc. - Revolver	8.1	12.8
Greenshoot Bidco B.V. - Revolver	0.5	0.4
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	29.7	28.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.6	1.7
HireVue, Inc. - Revolver	3.4	5.1
HMP Omnimedia, LLC - Delayed Draw & Revolver	64.8	—
Ingenovis Health Finance, LLC - Revolver	10.0	—
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kryptona BidCo US, LLC - Revolver	14.7	14.7
Lynx BidCo - Delayed Draw & Revolver	15.7	25.1
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	1.1	3.2
PDI TA Holdings, Inc. - Delayed Draw & Revolver	7.9	26.5
QSR Acquisition Co. - Delayed Draw	—	5.0
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	—
RainFocus, LLC - Delayed Draw	1.2	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.6	1.4
Raptor US Buyer II Corp. - Revolver	4.3	4.3
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	17.2	15.2
Severin Acquisition, LLC - Delayed Draw & Revolver	53.6	72.5
Shiftmove GmbH - Delayed Draw	6.9	6.0
Sky Bidco S.p.A. - Delayed Draw	33.6	29.6
SkyLark UK DebtCo Limited - Delayed Draw	40.6	24.1
SL Buyer Corp. - Delayed Draw	—	1.3
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	6.2	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	41.6	61.2

USA Debusk, LLC - Delayed Draw & Revolver	43.3	42.1
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	41.0	—
Wrangler Topco, LLC - Delayed Draw & Revolver	20.1	32.4
Total Portfolio Company Commitments (1)(2)	$877.9	$1,050.4

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

Other Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2025 is as follows:

	Payments Due by Period

($ in millions) (1)	Total	1-3 years	3-5 years	After 5 years
Subscription Facility	$60.5	$60.5	$—	$—
Revolving Credit Facility	2,495.6	—	2,495.6	—
2029 Notes	750.0	—	750.0	—
January 2030 Notes	600.0	—	600.0	—
July 2030 Notes	750.0	—	750.0	—
Total Contractual Obligations	$4,656.2	$60.5	$4,595.6	$—

(1)
Table may not sum due to rounding.

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

As of September 30, 2025, 96.6% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, January 2030 Notes and July 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$220.2	$139.7	$80.5
Up 200 basis points	$146.8	$93.1	$53.7
Up 100 basis points	$73.4	$46.6	$26.8
Down 25 basis points	$(18.3)	$(11.6)	$(6.7)
Down 50 basis points	$(36.7)	$(23.3)	$(13.4)
Down 75 basis points	$(55.0)	$(34.9)	$(20.1)
Down 100 basis points	$(73.4)	$(46.6)	$(26.8)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
10.1

Fourth Amendment to Senior Secured Credit Agreement, dated as of September 23, 2025, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent

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

Sixth Street Lending Partners

Date: November 5, 2025	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)