Form 10-K
period 2025-12-31
Sixth Street Lending Partners
filed 2026-02-13
CIK 1925309

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share (the "Common Shares"), outstanding at February 13, 2026 was 150,578,335.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET LENDING PARTNERS

Index to Annual Report on Form 10-K for

Year Ended December 31, 2025

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Lending Partners, has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results, which should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”

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
•
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•
If we are not treated as a publicly offered regulated investment company, certain non-corporate U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders. Under current law, miscellaneous itemized deductions are generally not deductible by any such shareholder.
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
•
We are subject to risks related to sustainability matters.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “we,” “us,”, “our,” and “the Company” refer to Sixth Street Lending Partners. The term “Adviser” refers to Sixth Street Lending Partners Advisers, LLC, a Delaware limited liability company. The term “Sixth Street” refers to Sixth Street Partners, LLC.

ITEM 1. BUSINESS

General

Our Company

We are organized as a Delaware statutory trust named Sixth Street Lending Partners. The Company was formed on April 5, 2022. Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through December 31, 2025, we have originated approximately $29.2 billion aggregate principal amount of investments and retained approximately $9.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA (as defined below), which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of December 31, 2025, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 88.9% of our total investments based on fair value, had weighted average annual revenue of $870.9 million and weighted average annual EBITDA of $261.6 million. As of December 31, 2025, our core portfolio companies had a median annual revenue of $201.9 million and median annual EBITDA of $67.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2025, based on fair value our portfolio consisted of 94.5% first-lien debt investments, 0.5% second-lien debt investments, 2.7% mezzanine debt investments and 2.3% equity and other investments. As of December 31, 2025, 96.9% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2025, we had investments in 74 portfolio companies, with an average investment size of approximately $109.6 million based on fair value. As of December 31, 2025, the largest single investment based on fair value represented 4.8% of our total investment portfolio.

As of December 31, 2025, our portfolio was invested across eighteen (18) different industries. The largest industry in our portfolio as of December 31, 2025 was business services, which represents, as a percentage of our portfolio, 19.7%, based on fair value.

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

Relationship with our Adviser, and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Adviser’s Co-Founding Partner, Co-President and Co-Chief Investment Officer Joshua Easterly, our Co-Head of Sixth Street Direct Lending and Co-Head of Growth Robert 'Bo' Stanley, Co-Head of Direct Lending Michael Griffin and our Adviser’s Co-Founding Partner, Chief Executive Officer and Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $125 billion of assets under management as of December 31, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 740 investment and operating professionals. As of December 31, 2025, seventy-eight (78) of these personnel are dedicated to direct lending, including sixty-three (63) investment professionals.

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

On May 6, 2025, we, the Adviser and certain of our affiliates were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States.

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

In November 2025, our Board renewed the Investment Advisory Agreement and the Administration Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2026, and may be extended subject to required approvals.

Joint Venture

On December 23, 2025, affiliates of Sixth Street, including us, and affiliates of Carlyle Group Inc. (“Carlyle”) entered into an amended and restated limited liability company agreement, as amended from time to time, (the “Limited Liability Company Agreement”), to co-manage Structured Credit Partners JV, LLC (“SCP”), a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt managed by affiliates of Sixth Street or Carlyle on a no-fee basis.

Sixth Street affiliates own 50.0% of the equity interests in SCP and Carlyle affiliates own 50.0%, with investment decisions requiring approval by representatives of both the Sixth Street affiliates and the Carlyle affiliates. SCP will be initially capitalized with $600.0 million of aggregate capital commitments from Sixth Street Specialty Lending, Inc., Sixth Street Lending Partners, Carlyle Secured Lending, Inc. and Carlyle Credit Solutions, Inc., as members of SCP, with all members of SCP having equal voting control. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of December 31, 2025, SCP had not commenced operations and no capital had been contributed to SCP.

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

Investments

As of December 31, 2025 and December 31, 2024, we had made investments with an aggregate fair value of $8,108.7 million and $7,244.3 million, respectively, in 74 and 67 portfolio companies, respectively.

Investments consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$7,483.9	$7,659.9	$176.0
Second-lien debt investments	35.3	37.4	2.1
Mezzanine debt investments	215.2	222.4	7.2
Equity and other investments	158.5	189.0	30.5
Total Investments	$7,892.9	$8,108.7	$215.8

	December 31, 2024
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$6,732.1	$6,871.8	$139.7
Second-lien debt investments	89.5	94.8	5.3
Mezzanine debt investments	118.4	123.2	4.8
Equity and other investments	140.0	154.5	14.5
Total Investments	$7,080.0	$7,244.3	$164.3

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Automotive	3.8%	4.0%
Business Services	19.7%	18.7%
Chemicals	1.6%	0.5%
Communications	5.6%	6.4%
Education	4.3%	5.2%
Electronics	2.8%	3.1%
Financial Services	0.4%	6.5%
Healthcare	7.6%	2.5%
Hotel, Gaming and Leisure	6.4%	7.4%
Human Resource Support Services	5.2%	3.9%
Insurance	—	0.9%
Internet Services	7.8%	7.2%
Manufacturing	2.4%	8.0%
Oil, Gas and Consumable Fuels	1.2%	2.9%
Other	7.4%	3.4%
Pharmaceuticals	7.5%	8.7%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	10.1%	9.5%
Transportation	6.2%	1.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%.

We classify the industries of our portfolio companies by end-market (such as Business Services and Retail and Consumer Products) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
United States
Midwest	21.0%	18.0%
Northeast	10.5%	17.3%
South	19.1%	14.2%
West	24.2%	26.8%
Canada (1)	0.0%	2.3%
Finland (1)	0.0%	0.0%
France	4.5%	1.8%
Germany	1.3%	0.6%
Italy	2.8%	2.4%
Netherlands	0.2%	0.2%
Norway	7.2%	5.5%
Sweden	0.3%	0.1%
United Kingdom	8.9%	10.8%
Total	100.0%	100.0%
(1)
Value rounds to less than 0.1%.

Investment Commitments

As of December 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Aledade, Inc. - Revolver	62.1	—
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	42.1
Aptean, Inc. - Delayed Draw & Revolver	—	15.8
Arcwood Environmental Inc. - Delayed Draw & Revolver	19.5	28.5
Arrow Buyer, Inc. - Delayed Draw	—	20.2
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	116.9	135.2
Artisan Bidco, Inc. - Revolver	4.2	16.9
Avalara, Inc. - Revolver	—	13.6
AVSC Holding Corp. - Revolver	26.6	33.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
Babylon Finco Limited - Delayed Draw	—	16.5
Banyan Software Holdings, LLC - Delayed Draw	—	19.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	1.1
Ben Nevis Midco Limited - Delayed Draw	—	27.3
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9.1
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations LLC - Delayed Draw	45.7	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
Disco Parent, Inc. - Revolver	—	5.8
EDB Parent, LLC - Delayed Draw	1.1	—
Elysium BidCo Limited - Revolver	—	19.3
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.1	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	16.2	18.8
Flight Intermediate HoldCo, Inc. - Delayed Draw	37.4	44.0
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	70.3
Galileo Parent, Inc. - Revolver	8.1	12.8
Greenshoot Bidco B.V. - Revolver	0.5	0.4

Hippo XPA Bidco AB - Delayed Draw & Revolver	9.4	1.7
HireVue, Inc. - Revolver	—	5.1
HMP Omnimedia, LLC - Delayed Draw & Revolver	62.2	—
Ingenovis Health Finance, LLC - Revolver	10.0	—
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	4.7	—
Kryptona BidCo US, LLC - Revolver	14.7	14.7
LIHA Holdco B.V. - Delayed Draw & Revolver	0.8	1.0
Lynx BidCo - Delayed Draw & Revolver	15.7	25.1
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	—	3.2
Omnigo Software, LLC - Delayed Draw & Revolver	10.1	—
PDI TA Holdings, Inc. - Delayed Draw & Revolver	3.5	26.5
QSR Acquisition Co. - Delayed Draw	—	5.0
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	—
RainFocus, LLC - Delayed Draw	0.9	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.4
Raptor US Buyer II Corp. - Revolver	3.8	4.3
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	17.2	15.2
Sediver S.p.A. - Delayed Draw	33.6	29.6
Severin Acquisition, LLC - Delayed Draw & Revolver	52.0	72.5
Shiftmove GmbH - Delayed Draw	4.5	6.0
SkyLark UK DebtCo Limited - Delayed Draw	—	24.1
SL Buyer Corp. - Delayed Draw	—	1.3
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC - Delayed Draw & Revolver	6.2	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	35.2	61.2
USA Debusk, LLC - Delayed Draw & Revolver	37.8	42.1
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	37.3	—
Wrangler Topco, LLC - Delayed Draw & Revolver	20.1	32.4
Total Portfolio Company Commitments (1)(2)	$857.8	$1,050.4

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

Other Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025 and December 31, 2024, our asset coverage was 200.8% and 193.0%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions) (1)	Amount Committed	Principal	Available (2)	Value (3)(4)
Subscription Facility	$500.0	$22.4	$477.6	$21.5
Revolving Credit Facility	2,675.0	2,025.9	617.1	2,010.4
2029 Notes	750.0	750.0	—	754.2
January 2030 Notes	600.0	600.0	—	588.3
July 2030 Notes	750.0	750.0	—	758.5
Total Debt	$5,275.0	$4,148.3	$1,094.7	$4,132.8
(1)
Table may not sum due to rounding.
(2)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(3)
The carrying values of the Subscription Facility, Revolving Credit Facility, 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts totaling $1.0 million, $15.5 million, $11.0 million, $6.6 million and $12.4 million, respectively.
(4)
The carrying values of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $15.1 million, $(5.2) million and $21.0 million, respectively, which represents an adjustment in the carrying values of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

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

(3)
The carrying values of the 2029 Notes and January 2030 Notes are presented inclusive of an incremental $(1.1) million and $(24.1) million, respectively, which represents an adjustment in the carrying values of the 2029 Notes and January 2030 Notes, each resulting from a hedge accounting relationship.

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the components of interest expense were as follows:

	Year Ended
($ in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$202.9	$169.8	$64.1
Commitment fees	6.0	3.2	3.1
Amortization of deferred financing costs	11.9	8.3	5.2
Accretion of original issue discount	2.1	1.0	—
Swap settlement	11.0	9.7	—
Total Interest Expense	$233.9	$192.0	$72.4
Average debt outstanding	$3,687.3	$2,519.0	$876.9
Weighted average interest rate	5.8%	7.1%	7.3%

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
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% U.S. federal excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the excise tax entirely. In that event, we will be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS— Risks Related to Our Business and Structure—We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

In addition to our Adviser, Sixth Street has a team of over 740 investment and operating professionals. As of December 31, 2025, seventy-eight (78) of these personnel are dedicated to direct lending, including sixty-three (63) investment professionals.

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

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, Management Fees (gross of waivers) were $108.0 million, $67.8 million and $25.2 million, respectively.

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Management Fees of $67.9 million, $43.8 million and $16.7 million were waived, respectively.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Incentive Fees on net investment income were $82.4 million, $54.7 million and $19.3 million, respectively. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, $(9.6) million, $17.8 million, and $6.7 million, respectively, were accrued related to Capital Gains (Losses) Fees.

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

On June 28, 2022, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See "Payment of Our Expenses" below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser for certain expenses incurred by any such affiliates or third parties for work done on its behalf. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we incurred expenses of $4.3 million, $4.0 million and $2.7 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2026, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the trustees of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Trustees). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred shares or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2025 and December 31, 2024, our asset coverage was 200.8% and 193.0%, respectively.

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

As of December 31, 2025 and December 31, 2024, our asset coverage was 200.8% and 193.0%, respectively.

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
•
pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting, and if we cease to be an emerging growth company and non-accelerated filer, such report will be subject to auditor attestation requirements; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As of December 31, 2025, we had $4,148.3 million principal amount of outstanding indebtedness, which had an annualized interest cost of 5.8% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2025

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to shareholder (2)	(26.6%)	(16.2%)	(5.8%)	4.6%	15.1%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
In order to compute the “Corresponding return to shareholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 5.8% by the approximately $4,148.3 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding return to shareholder.”

Our indebtedness could adversely affect our business, financial condition or results of operations.

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

As a result, you may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully. See “—We operate in a highly competitive market for investment opportunities.” Any impact on returns or equity or our business associated with additional leverage may not outweigh the additional risk. See “—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

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

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may indirectly invest in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”), including SCP. Investments in structured credit vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO may cause payments on the instruments that we indirectly hold to be reduced, either temporarily or permanently. Structured credit investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLOs we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLOs that we hold to be reduced, either temporarily or permanently. In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, and accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

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

To maintain our status as a RIC for U.S. federal income tax purposes, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90% of our investment company taxable income and net tax-exempt income for that taxable year, and may either distribute or retain our realized net capital gains from investments. Unless investors elect to reinvest dividends, earnings that we are required to distribute to shareholders will not be available to fund future investments. Accordingly, we may have insufficient funds to make new and follow-on investments, which could have a material adverse effect on our financial condition and results of operations. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. We cannot assure you that we will be able to sell our investments and thereby fund our operating expenses.

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

As of December 31, 2025, we retained $3.8 million of undistributed income that is not subject to federal excise tax. As of December 31, 2024, there was no undistributed income. For the year ended December 31, 2025, we recorded no expense related to U.S. federal excise tax. For the year ended December 31, 2024, we recorded an expense of $2.2 million, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

For example, our Revolving Credit Facility is subject to variable rates that expose us to interest rate risk.

U.S. dollar borrowings under our Revolving Credit Facility bear interest at a rate derived from SOFR, which is a relatively new reference rate and has a limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. The use of SOFR is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR. Additionally, any successor rate to SOFR under our Revolving Credit Facility may not have the same characteristics as SOFR. As a result, the amount of interest we may pay on our Revolving Credit Facility is difficult to predict.

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

The new order provides us with greater flexibility to participate in co-investment transactions with certain proprietary accounts that are majority-owned by our Adviser or its affiliates. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive order or in the limited circumstances otherwise currently permitted by regulatory guidance. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Also, because we are not a large accelerated filer or an accelerated filer under
Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions.

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

Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many jurisdictions having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of the Company, Sixth Street and of our portfolio companies.

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

Changes in tax laws may adversely affect our business.

Legislation has been proposed in the past that could result in significant tax increases and various other changes to U.S. tax rules. It is unclear whether any future legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in the Company is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in the Company and the impact on the Company and any potential investments.

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

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

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

In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate or subject us to increased competition.

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

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial condition and results of operations, including affecting investment returns.

While we, the Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

Risks Related to Economic Conditions

Inflation may adversely affect our business.

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

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have led, and may in the future lead, to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy continues to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Trade negotiations and related government actions may create global supply chain issues and regulatory uncertainty for our portfolio companies and our investment strategy and adversely affect the profitability of our portfolio companies.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. For the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and its portfolio investments. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, in 2023, Fitch downgraded the federal government’s credit rating from AAA to AA+, and, in 2025, Moody's downgraded the federal government's credit rating from Aaa (negative) to Aa1 (stable). Further downgrades or warnings by S&P, Moody's, or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

Following a period of heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, the Federal Reserve lowered the target rate three times in 2024 and three times in 2025. In 2026, it is possible that the Federal Reserve will lower the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

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

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Russia's invasion of Ukraine and conflict in the Middle East, among other current events, could also have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

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

We also have the ability to borrow in certain foreign currencies under the second amended and restated senior secured revolving credit agreement, as amended, with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and certain lenders, which we refer to as the Revolving Credit Facility and Wells Fargo Bank, National Association, as administrative agent, and certain lenders, which we refer to as the Subscription Facility (as defined below). Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility and Subscription Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

The Dodd-Frank Act enacted, and the Commodity Futures Trading Commission, or CFTC, and SEC have, in the past, issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps the Company could enter into in connection with certain investments in portfolio companies) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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

If we are not treated as a publicly offered regulated investment company, certain non-corporate U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders. Under current law, miscellaneous itemized deductions are generally not deductible by any such shareholder.

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our Common Shares being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. For example, if our shares are not treated as regularly traded and we are not held by more than 500 persons at all times during the taxable year, we might not be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates.

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

We are subject to risks related to sustainability matters.

Rules, regulations and stakeholder expectations concerning sustainability matters have been subject to increased attention and shifting focus in recent years. Some of these changes have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results.

In evaluating potential investments, the Adviser considers opportunities and risk related to material sustainability factors. In particular, this analysis includes risks associated with climate change including risks related to the impact of climate-and sustainability-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change. Although the Adviser’s consideration of sustainability factors is intended to aid the Adviser in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Adviser’s consideration of sustainability factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause the Adviser to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities. Further, although the Adviser views application of its sustainability framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that any consideration of sustainability factors or engagement with portfolio companies on sustainability, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.

If our practices with respect to our business and the businesses of our portfolio investments do not meet the standards set by investors, they may choose not to invest in our Common Shares. Relatedly, adverse performance or incidents with respect to sustainability matters or negative ratings or assessments could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Conversely, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.

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

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we generally expect to qualify as a RIC, we anticipate that we will not qualify as a publicly offered RIC immediately after the commencement of the Private Offering, although we may qualify as a publicly offered RIC upon the completion of the Private Offering. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including our Management Fees, will be treated as an additional distribution to the shareholder and will be treated as miscellaneous itemized deductions. Miscellaneous itemized deductions generally are not deductible for individuals, trusts or estates.

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

Holders

As of February 13, 2026, there were approximately 99 holders of record of our Common Shares.

Issuer Purchases of Equity Securities

None.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of the last fiscal year. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2025 is attached as an exhibit to this annual report on Form 10-K. The "-" indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit
Class and Year/Period
Revolving Credit Facility
December 31, 2025	$2,025.9	$2,007.6	−	N/A
December 31, 2024	1,502.0	1,929.6	−	N/A
December 31, 2023	193.3	2,456.0	−	N/A
December 31, 2022	538.0	2,016.2	−	N/A
Subscription Facility
December 31, 2025	$22.4	$2,007.6	−	N/A
December 31, 2024	1,496.8	1,929.6	−	N/A
December 31, 2023	1,054.7	2,456.0	−	N/A
2029 Notes
December 31, 2025	$745.5	$2,007.6	−	N/A
December 31, 2024	744.3	1,929.6	−	N/A
January 2030 Notes
December 31, 2025	$599.3	$2,007.6	−	N/A
December 31, 2024	599.1	1,929.6	−	N/A
July 2030 Notes
December 31, 2025	$745.8	$2,007.6	−	N/A

(1) Total amount of each class of senior securities outstanding at carrying value, excluding the impact of deferred financing costs and hedge accounting relationships, at the end of the period presented.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through December 31, 2025, we have originated more than $29.2 billion aggregate principal amount of investments and retained approximately $9.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of December 31, 2025, our core portfolio companies had a weighted average annual revenue of $870.9 million and weighted average annual EBITDA of $261.6 million. As of December 31, 2025, our core portfolio companies had a median annual revenue of $201.9 million and median annual EBITDA of $67.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2025, the largest single investment based on fair value represented 4.8% of our total investment portfolio.

As of December 31, 2025, the average investment size in each of our portfolio companies was approximately $109.6 million based on fair value.

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

As of December 31, 2025, the largest industry represented 19.7% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2025, approximately 94.9% of our portfolio was invested in secured debt, including 94.5% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the period ended December 31, 2025, the weighted average term on new investment commitments in new portfolio companies was 5.5 years.

Deal Dynamics. We will focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2025, we had call protection on 95.5% of our debt investments based on fair value, with weighted average call prices of 108.3% for the first year, 104.3% for the second year and 101.9% for the third year, in each case from the date of the initial investment. As of December 31, 2025, 96.9% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Adviser's Co-Founding Partner, Co-President and Co-Chief Investment Officer Joshua Easterly, our Co-Head of Sixth Street Direct Lending and Co-Head of Growth Robert 'Bo' Stanley, Co-Head of Direct Lending Michael Griffin and our Adviser’s Co-Founding Partner, Chief Executive Officer and Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $125 billion of assets under management as of December 31, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 740 investment and operating professionals. As of December 31, 2025, seventy-eight (78) of these personnel are dedicated to direct lending, including sixty-three (63) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of December 31, 2025, 96.9% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the years ended December 31, 2025, 2024 and 2023, 7.4%, 5.2% and 5.9%, respectively, of our total investment income was comprised of PIK interest.

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

Expenses

Our primary operating expenses include the payment of fees to our Adviser under the Investment Advisory Agreement, expenses reimbursable under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other costs and expenses of our operations, administration and transactions, including those relating to:

•
organizational and offering expenses related to our initial private offering of Common Shares (up to an aggregate of
0.10% of total capital commitments to us, it being understood and agreed that the Adviser shall bear all such organizational and offering expenses related to our initial private offering of Common Shares in excess of such amount);
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

Portfolio and Investment Activity

As of December 31, 2025, our portfolio based on fair value consisted of 94.5% first-lien debt investments, 0.5% second-lien debt investments, 2.7% mezzanine investments and 2.3% equity and other investments. As of December 31, 2024, our portfolio based on fair value consisted of 94.9% first-lien debt investments, 1.3% second lien-debt investments, 1.7% mezzanine investments and 2.1% equity and other investments.

As of December 31, 2025 and December 31, 2024, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.0% and 11.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.3% and 11.3%.

As of December 31, 2025 and December 31, 2024, we had investments in 74 and 67 portfolio companies, with an aggregate fair value of $8,108.7 million and $7,244.3 million.

For the year ended December 31, 2025, the principal amount of new investments funded was $2,392.1 million in 34 new portfolio companies and 16 existing portfolio companies. For this period, we had $2,001.8 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2024, the principal amount of new investments funded was $4,263.9 million in 34 new portfolio companies and 11 existing portfolio companies. For this period, we had $662.5 million aggregate principal amount in exits and repayments.

Our investment activity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
($ in millions)	December 31, 2025	December 31, 2024	December 31, 2023
New investment commitments:
Gross originations (1)	$7,603.4	$14,354.5	$5,500.4
Less: Syndications/sell downs (1)	4,839.1	8,682.4	2,866.3
Total new investment commitments	$2,764.3	$5,672.1	$2,634.1
Principal amount of investments funded:
First-lien	$2,231.7	$4,174.9	$2,044.5
Second-lien	23.6	10.3	83.9
Mezzanine	78.0	1.1	101.2
Equity and other	58.8	77.6	50.2
Total	$2,392.1	$4,263.9	$2,279.8
Principal amount of investments sold or repaid:
First-lien	$1,883.3	$660.4	$60.4
Second-lien	83.9	2.1	—
Mezzanine	—	—	—
Equity and other	34.6	—	—
Total	$2,001.8	$662.5	$60.4
Number of new investment commitments in new portfolio companies	34	34	27
Average new investment commitment amount in new portfolio companies	$63.2	$143.4	$84.3
Weighted average term for new investment commitments in new portfolio companies (in years)	5.5	6.6	6.1
Percentage of new debt investment commitments at floating rates	98.8%	93.2%	99.9%
Percentage of new debt investment commitments at fixed rates	1.2%	6.8%	0.1%
Weighted average interest rate of new investment commitments	10.2%	10.4%	12.8%
Weighted average spread over reference rate of new floating rate investment commitments	6.6%	6.0%	7.5%
Weighted average interest rate on investments fully sold or paid down	11.0%	11.9%	N/A
(1)
Includes affiliates of Sixth Street.

As of December 31, 2025 and December 31, 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024
($ in millions) (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$7,483.9	$7,659.9	$6,732.1	$6,871.8
Second-lien debt investments	35.3	37.4	89.5	94.8
Mezzanine debt investments	215.2	222.4	118.4	123.2
Equity and other investments	158.5	189.0	140.0	154.5
Total	$7,892.9	$8,108.7	$7,080.0	$7,244.3
(1)
Table may not sum due to rounding.

The following table shows the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2025. We had no non-accrual investments as of December 31, 2024.

	December 31, 2025
($ in millions) (1)	Fair Value	Percentage
Performing	$8,108.4	100.0%
Non-Accrual (2)(3)	0.2	0.0
Total	$8,108.7	100.0%

	December 31, 2025
($ in millions) (1)	Amortized Cost	Percentage
Performing	$7,891.3	100.0%
Non-Accrual (2)(3)	1.6	0.0
Total	$7,892.9	100.0%
(1)
Table may not sum due to rounding.
(2)
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection. See “–Critical Accounting Estimates – Interest and Dividend Income Recognition.”
(3)
Amounts round to less than 0.1%.

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities (1)	10.0%	11.0%
Weighted average interest rate of debt and income producing securities	9.7%	10.7%
Weighted average spread over reference rate of all floating rate investments	5.9%	6.1%

(1)
Weighted average total portfolio yield at fair value was 9.8% at December 31, 2025 and at 10.8% at December 31, 2024.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2025		December 31, 2024
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$7,827.6	96.5%	$7,037.9	97.1%
2	230.1	2.9	143.3	2.0
3	50.8	0.6	63.1	0.9
4	—	—	—	—
5 (1)	0.2	0.0	—	—
Total	$8,108.7	100.0%	$7,244.3	100.0%
(1)
Amounts round to less than 0.1%.

Structured Credit Partners JV, LLC (“SCP”)

On December 23, 2025, affiliates of Sixth Street, including us, and affiliates of Carlyle entered into the Limited Liability Company Agreement, to co-manage SCP, a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt managed by affiliates of Sixth Street or Carlyle on a no-fee basis. SCP is managed by a board of managers, consisting of an equal number of representatives appointed by the Sixth Street-affiliated members of SCP and the Carlyle-affiliated members of SCP and which acts unanimously. Portfolio construction and investment decisions must be unanimously approved by SCP’s investment committee, as delegated by SCP's board of managers. Our investment in SCP is made with certain of our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in SCP. As of December 31, 2025, SCP had not commenced operations and no capital had been contributed to SCP.

Results of Operations

Operating results for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended
($ in millions) (1)	December 31, 2025	December 31, 2024	December 31, 2023
Total investment income	$948.7	$668.8	$246.1
Less: Net expenses	362.0	301.7	116.3
Net investment income before income taxes	586.7	367.0	129.8
Less: Income taxes, including excise taxes (3)	0.0	2.2	1.5
Net investment income	586.7	364.8	128.3
Net realized gains (losses) (2)	7.3	7.1	(1.1)
Net change in unrealized gains (losses) (2)	(80.9)	134.0	56.8
Net increase (decrease) in net assets resulting from operations	$513.1	$505.9	$184.0

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

Investment Income

	For the Year Ended
($ in millions) (1)	December 31, 2025	December 31, 2024	December 31, 2023
Interest from investments	$833.1	$592.8	$222.3
Paid-in-kind interest income	70.7	34.7	14.4
Dividend income	6.3	5.3	—
Other income	38.6	36.0	9.4
Total investment income	$948.7	$668.8	$246.1

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $592.8 million for the year ended December 31, 2024, to $833.1 million for the year ended December 31, 2025. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $34.7 million for the year ended December 31, 2024, to $70.7 million for the year ended December 31, 2025, primarily due to increased PIK investments. Dividend income increased from $5.3 million for the year ended December 31, 2024, to $6.3 million for the year ended December 31, 2025. Other income increased from $36.0 million for the year ended December 31, 2024, to $38.6 million for the year ended December 31, 2025, primarily due to increased miscellaneous fees earned.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $222.3 million for the year ended December 31, 2023, to $592.8 million for the year ended December 31, 2024. The increase in interest from investments was primarily the result of growth in our investment portfolio. Paid-in-kind interest income increased from $14.4 for the year ended December 31, 2023, to $34.7 million for the year ended December 31, 2024. There was no dividend income for the year ended

December 31, 2023. For the year ended December 31, 2024, we had dividend income of $5.3 million. Other income increased from $9.4 million for the year ended December 31, 2023, to $36.0 million for the year ended December 31, 2024.

Expenses

Operating expenses for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, were as follows:

	For the Year Ended December 31,
($ in millions) (1)	2025	2024	2023
Interest	$233.9	$192.0	$72.4
Management fees (net of waivers)	40.1	24.0	8.5
Incentive fees on net investment income	82.4	54.7	19.3
Incentive fees on net capital gains (losses)	(9.6)	17.8	6.7
Organizational and offering expense	—	1.4	1.1
Professional fees	7.8	5.5	3.3
Trustees fees	0.7	0.5	0.7
Other general and administrative	6.7	5.8	4.3
Net Expenses	$362.0	$301.7	$116.3

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing costs, increased from $192.0 million for the year ended December 31, 2024, to $233.9 million for the year ended December 31, 2025. This increase was primarily due to an increase in average debt outstanding from $2,519.0 million for the year ended December 31, 2024, to $3,687.3 million for the year ended December 31, 2025. The average interest rate on our debt outstanding decreased from 7.1% for the year ended December 31, 2024, to 5.8% for the year ended December 31, 2025 due to a change in SOFR rates and the mix of our debt financing sources.

Interest expense, including other debt financing costs, increased from $72.4 million for the year ended December 31, 2023, to $192.0 million for the year ended December 31, 2024. This increase was primarily due to an increase in average debt outstanding from $876.9 million for the year ended December 31, 2023, to $2,519.0 million for the year ended December 31, 2024. The average interest rate on our debt outstanding decreased from 7.3% for the year ended December 31, 2023, to 7.1% for the year ended December 31, 2024, due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $67.8 million for the year ended December 31, 2024, to $108.0 million for the year ended December 31, 2025 due to an increase in average assets for the year ended December 31, 2025, compared to the year ended December 31, 2024. Management Fees (net of waivers) increased from $24.0 million for the year ended December 31, 2024, to $40.1 million for the year ended December 31, 2025. For the years ended December 31, 2025 and December 31, 2024, the Adviser waived management fees of $67.9 million and $43.8 million, respectively.

Management Fees (gross of waivers) increased from $25.2 million for the year ended December 31, 2023, to $67.8 million for the year ended December 31, 2024, due to an increase in average assets for the year ended December 31, 2024, compared to the year ended December 31, 2023. Management Fees (net of waivers) increased from $8.5 million for the year ended December 31, 2023, to $24.0 million for the year ended December 31, 2024. For the years ended December 31, 2024 and December 31, 2023, the Adviser waived Management Fees of $43.8 million and $16.7 million, respectively.

Incentive Fees

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Incentive Fees related to pre-incentive net investment income were $82.4 million, $54.7 million, and $19.3 million, respectively. The increase in Incentive Fees from 2024 to 2025 was primarily due to a larger average portfolio size for the year ended December 31, 2025 compared to the same period in 2024. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, $(9.6) million, 17.8 million and $6.7 million, respectively, were accrued related to Capital Gains (Losses) Fees. As of December 31, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Organizational and Offering Expense

For the year ended December 31, 2025, there were no organizational and offering expenses. Organizational and offering expenses increased from $1.1 million for the year ended December 31, 2023, to $1.4 million for the year ended December 31, 2024. We will not bear more than an amount equal to 0.10% of the aggregate capital commitments for organizational and offering expenses in connection with the offering of our Common Shares.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $5.5 million for the year ended December 31, 2024, to $7.8 million for the year ended December 31, 2025. Trustee Fees increased from $0.5 million for the year ended December 31, 2024, to $0.7 million for the year ended December 31, 2025. Other general and administrative expenses increased from $5.8 million for the year ended December 31, 2024, to $6.7 million for the year ended December 31, 2025.

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

For the year ended December 31, 2025, December 31, 2024 and December 31, 2023, we recorded a net expense of less than $0.1 million, $2.2 million and $1.5 million, respectively, for U.S. federal excise tax and other taxes.

For the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023, we recorded no provision pertaining to net unrealized gains or losses from our investments. For the calendar year ended December 31, 2025, we recognized a tax expense of $1.2 million pertaining to net realized gains. For the calendar years ended December 31, 2024 and December 31, 2023, there were no tax expenses related to net realized gains.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
($ in millions) (1)	2025	2024	2023
Net realized gains (losses) on investments	$15.1	$3.7	$—
Net realized gains (losses) on foreign currency investments	11.4	0.9	—
Net realized gains (losses) on foreign currency transactions (3)	(8.7)	0.4	(1.1)
Net realized gains (losses) on foreign currency borrowings (2)	(9.4)	2.1	(0.0)
Income tax provision on net realized gains	(1.2)	—	—
Net Realized Gains (Losses)	$7.3	$7.1	$(1.1)

Change in unrealized gains on investments	$194.5	$136.7	$65.3
Change in unrealized (losses) on investments	(143.0)	(33.7)	(3.7)
Net Change in Unrealized Gains (Losses) on Investments	$51.5	$103.0	$61.6

Unrealized gains (losses) on foreign currency borrowings	(132.3)	31.0	(4.8)
Unrealized gains (losses) on foreign currency transactions (2)(3)	(0.0)	0.0	(0.0)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(132.4)	$31.0	$(4.8)

Net Change in Unrealized Gains (Losses)	$(80.9)	$134.0	$56.8

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

For the years ended December 31, 2025 and December 31, 2024, we had net realized gains on investments of $15.1 million and $3.7 million, respectively. For the year ended December 31, 2023, we had no net realized gains or losses on investments. For the years ended December 31, 2025 and December 31, 2024, we had net realized gains on foreign currency investments of $11.4 million and $0.9 million, respectively. For the year ended December 31, 2023, we had no realized gains or losses on foreign currency investments. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we had net realized losses on foreign currency transactions of $8.7 million, net realized gains of $0.4 million and net realized losses of $1.1 million, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2025 and December 31, 2024, we had net realized losses on foreign currency borrowings of $9.4 million and net realized gains of $2.1 million, respectively, primarily as a result of payments on our revolving facility. For the year ended December 31, 2023, we had net realized losses on foreign currency borrowings of less than $0.1 million. For the year ended December 31, 2025, we recognized a tax expense of $1.2 million, pertaining to net realized gains. For the years ended December 31, 2024 and December 31, 2023, we had no tax expenses related to realized gains.

For the year ended December 31, 2025, we had $194.5 million in unrealized gains on 50 portfolio company investments, which was offset by $143.0 million in unrealized losses on 38 portfolio company investments. Unrealized gains were primarily due to fluctuations in foreign exchange rates and positive portfolio company specific developments. Unrealized losses resulted from the reversal of prior period unrealized gains due to realizations of investments, widening credit spreads and negative portfolio company specific developments.

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

For the year ended December 31, 2025, we had unrealized losses of $132.3 million on foreign currency borrowings, as a result of fluctuations in the CAD, GBP, EUR and SEK exchange rates. For the year ended December 31, 2024, we had unrealized gains of $31.0 million on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR and SEK exchange rates. For the year ended December 31, 2023, we had unrealized losses of $4.8 million on foreign currency borrowings, primarily as a result of fluctuations in the GBP and EUR exchange rates. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we had unrealized losses of less than $0.1 million, unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, on foreign currency transactions.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through December 31, 2025, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 19.1% (based on total capital invested of $2.0 million and total proceeds from these exited investments of $2.5 million). One hundred percent of these investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we had unrealized losses of $132.3 million, unrealized gains of $31.0 million, and unrealized losses of $4.8 million, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2025. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2025, December 31, 2024 and December 31, 2023, our asset coverage ratio was 200.8%, 193.0% and 245.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2025, taken together with cash available under our Credit Facilities and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025, we had approximately $477.6 million and $617.1 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of December 31, 2025, we had $454.7 million in cash and cash equivalents, including $47.7 million of restricted cash. During the year ended December 31, 2025, cash used in operating activities was $163.8 million, primarily attributable to funding portfolio investments of $2,811.5 million and a net change in unrealized gains on investments of $51.5 million, which was offset by repayments and proceeds from investments of $2,156.2 million, an increase in net assets resulting from operations of $513.1 million and other net operating activities of $29.9 million. Cash used in financing activities was $579.6 million during the period due to paydowns on debt of $3,650.3 million and other financing activities of $233.3 million, which was partially offset by borrowings of $3,304.0 million.

As of December 31, 2024, we had $1,198.0 million in cash and cash equivalents, including $43.4 million of restricted cash. During the year ended December 31, 2024, we used $3,672.1 million in cash from operating activities primarily attributable to funding portfolio investments of $4,763.4 million, net change in unrealized gains on investments of $103.0 million and other net operating activities of $96.4 million, which was offset by repayments and proceeds from investments of $784.8 million and an increase in net assets resulting from operations of $505.9 million. Cash provided by financing activities was $4,861.3 million during the period due to borrowings of $8,611.0 million and proceeds from capital calls of $1,999.7 million, which were partially offset by paydowns on debt of $5,484.7 million and other financing activities of $264.7 million.

As of December 31, 2023, we had $8.8 million in cash and cash equivalents. During the year ended December 31, 2023, we used $2,091.8 million in cash from operating activities primarily attributable to funding portfolio investments of $2,286.0 million and net change in unrealized gains on investments of $61.6 million, which was offset by repayments on investments of $80.1 million and other net operating activities of $175.5 million. Cash provided by financing activities was $1,826.0 million during the period due to borrowings of $2,886.7 million and proceeds from capital calls of $1,150.0 million, which were partially offset by paydowns on debt of $2,181.5 million and other financing activities of $29.2 million.

Equity

We have entered into subscription agreements (the "Subscription Agreements") with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2025, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

We issued no Common Shares and received no proceeds related to our capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2025. The following table summarizes the total Common Shares issued and proceeds received related to our capital drawdowns delivered pursuant to subscription agreements (the “Subscription Agreements”) for the year ended December 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
March 6, 2024	12,174,753	$349.7
March 26, 2024	5,174,155	150.0
June 25, 2024	10,152,231	300.0
September 24, 2024	8,280,854	250.0
December 17, 2024	32,345,892	950.0
	68,127,885	$1,999.7

During the year ended December 31, 2025, we issued 6,077,657 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $177.7 million. During the year ended December 31, 2024, we issued 6,601,368 shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $191.8 million.

Debt

Subscription Facility

On September 1, 2022, we entered into a revolving credit agreement (the "Subscription Facility") with Wells Fargo Bank, National Association, as administrative agent (the "Administrative Agent"), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the Subscription Facility were $400 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on our Subscription Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euro (EUR) of 7.3 million on the Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of December 31, 2025 and December 31, 2024, we had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of December 31, 2025 and December 31, 2024, we were in compliance with the terms of the Subscription Facility.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) 974.5 million and Swedish Krona (SEK) 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) 640.1 million and Swedish Krona (SEK) 80.2 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of December 31, 2025, we had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2024, we had $5.9 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary care and notice provisions).

As of December 31, 2025 and December 31, 2024, we were in compliance with the terms of the Revolving Credit Facility.

For further details, see Note 7 "Debt - Revolving Credit Facility" to our consolidated financial statements included in this Annual Report.

2029 Notes

In March 2024, we issued $600 million aggregate principal amount of unsecured notes that mature on March 11, 2029 (the "2029 Notes"). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.50% per year, payable semi-annually commencing on September 11, 2024, and may be redeemed in whole or in part at our option at any time at par plus a "make whole" premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $586.0 million. We used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate of the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statement of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $15.1 million and $(1.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, our effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.2) million and $(24.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

July 2030 Notes

In January 2025, we issued $750 million aggregate principal amount of unsecured notes that mature on July 15, 2030 (the "July 2030 Notes"). The principal amount of the July 2030 Notes is payable at maturity. The July 2030 Notes bear interest at a rate of $6.125% per year, payable semi-annually commencing on July 15, 2025, and may be redeemed in whole or in part at our option at anytime at par plus a "make whole" premium. Total proceeds from the issuance of the July 2030 Notes, net of underwriting discounts, offering costs and original issue discount, were $737.6 million. We used the net proceeds of the July 2030 Notes to repay outstanding indebtedness under the Revolving Credit Facility and Subscription Facility.

In connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, our effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2025, the effective hedge interest rate swaps had a fair value of $21.0 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

Debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions) (1)	Amount Committed	Principal	Available (2)	Value (3)(4)
Subscription Facility	$500.0	$22.4	$477.6	$21.5
Revolving Credit Facility	2,675.0	2,025.9	617.1	2,010.4
2029 Notes	750.0	750.0	—	754.2
January 2030 Notes	600.0	600.0	—	588.3
July 2030 Notes	750.0	750.0	—	758.5
Total Debt	$5,275.0	$4,148.3	$1,094.7	$4,132.8

(1)
Table may not sum due to rounding.
(2)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(3)
The carrying values of the Subscription Facility, Revolving Credit Facility, 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts totaling $1.0 million, $15.5 million, $11.0 million, $6.6 million and $12.4 million, respectively.
(4)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $15.1 million, $(5.2) million and $21.0 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

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

As of December 31, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Subscription and Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Aledade, Inc. - Revolver	62.1	—
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	42.1
Aptean, Inc. - Delayed Draw & Revolver	—	15.8
Arcwood Environmental Inc. - Delayed Draw & Revolver	19.5	28.5
Arrow Buyer, Inc. - Delayed Draw	—	20.2
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	116.9	135.2
Artisan Bidco, Inc. - Revolver	4.2	16.9
Avalara, Inc. - Revolver	—	13.6
AVSC Holding Corp. - Revolver	26.6	33.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
Babylon Finco Limited - Delayed Draw	—	16.5
Banyan Software Holdings, LLC - Delayed Draw	—	19.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	1.1
Ben Nevis Midco Limited - Delayed Draw	—	27.3
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9.1
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations LLC - Delayed Draw	45.7	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20.4	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
Disco Parent, Inc. - Revolver	—	5.8
EDB Parent, LLC - Delayed Draw	1.1	—
Elysium BidCo Limited - Revolver	—	19.3
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.1	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	16.2	18.8
Flight Intermediate HoldCo, Inc. - Delayed Draw	37.4	44.0
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	70.3
Galileo Parent, Inc. - Revolver	8.1	12.8
Greenshoot Bidco B.V. - Revolver	0.5	0.4
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.4	1.7
HireVue, Inc. - Revolver	—	5.1
HMP Omnimedia, LLC - Delayed Draw & Revolver	62.2	—
Ingenovis Health Finance, LLC - Revolver	10.0	—
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	4.7	—
Kryptona BidCo US, LLC - Revolver	14.7	14.7
LIHA Holdco B.V. - Delayed Draw & Revolver	0.8	1.0
Lynx BidCo - Delayed Draw & Revolver	15.7	25.1
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	—	3.2
Omnigo Software, LLC - Delayed Draw & Revolver	10.1	—
PDI TA Holdings, Inc. - Delayed Draw & Revolver	3.5	26.5
QSR Acquisition Co. - Delayed Draw	—	5.0
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	—

RainFocus, LLC - Delayed Draw	0.9	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.4
Raptor US Buyer II Corp. - Revolver	3.8	4.3
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	17.2	15.2
Sediver S.p.A. - Delayed Draw	33.6	29.6
Severin Acquisition, LLC - Delayed Draw & Revolver	52.0	72.5
Shiftmove GmbH - Delayed Draw	4.5	6.0
SkyLark UK DebtCo Limited - Delayed Draw	—	24.1
SL Buyer Corp. - Delayed Draw	—	1.3
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC - Delayed Draw & Revolver	6.2	—
Truck-Lite Co., LLC - Delayed Draw & Revolver	35.2	61.2
USA Debusk, LLC - Delayed Draw & Revolver	37.8	42.1
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	37.3	—
Wrangler Topco, LLC - Delayed Draw & Revolver	20.1	32.4
Total Portfolio Company Commitments (1)(2)	$857.8	$1,050.4

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

Other Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due by Period
		Less than
($ in millions) (1)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$22.4	$22.4	$—	$—	$—
Revolving Credit Facility	2,025.9	—	—	2,025.9	—
2029 Notes	750.0	—	—	750.0	—
January 2030 Notes	600.0	—	—	600.0	—
July 2030 Notes	750.0	—	—	750.0	—
Total Contractual Obligations	$4,148.3	$22.4	$—	$4,125.9	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2025, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC Topic 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing and methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained, as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of our position.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, we did not have any uncertain tax positions that met the recognition or measurement criteria, nor did we have any unrecognized tax benefits. Our 2024, 2023 and 2022 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2025, 96.9% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our Credit Facilities also bear interest at floating rates, and in connection with our 2029 Notes, January 2030 Notes and July 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$232.7	$124.4	$108.3
Up 200 basis points	$155.1	$83.0	$72.1
Up 100 basis points	$77.6	$41.5	$36.1
Down 25 basis points	$(19.4)	$(10.4)	$(9.0)
Down 50 basis points	$(38.8)	$(20.7)	$(18.1)
Down 75 basis points	$(58.1)	$(31.1)	$(27.0)
Down 100 basis points	$(77.5)	$(41.5)	$(36.0)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sixth Street Lending Partners and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with custodians, agents, the underlying investees or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York
February 13, 2026

Sixth Street Lending Partners

Consolidated Balance Sheet

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $7,892,866 and $7,079,994, respectively)	$8,108,654	$7,244,282
Cash and cash equivalents (restricted cash of $47,671 and $43,371, respectively)	454,681	1,198,013
Interest receivable	75,018	67,896
Prepaid expenses and other assets	52,948	3,251
Total Assets	$8,691,301	$8,513,442
Liabilities
Debt (net of deferred financing costs of $37,041 and $28,306, respectively)	$4,132,825	$4,288,601
Management fees payable to affiliate	10,261	7,406
Incentive fees on net investment income payable to affiliate	19,818	16,232
Incentive fees on net capital gains accrued to affiliate	14,922	24,549
Other payables to affiliate	4,193	3,640
Dividends payable	260,389	93,939
Other liabilities	78,405	42,605
Total Liabilities	4,520,813	4,476,972
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (146,285,685 and 140,208,028, shares issued and outstanding, respectively)	146	140
Additional paid-in capital	4,100,272	3,923,739
Distributable earnings	70,070	112,591
Total Net Assets	4,170,488	4,036,470
Total Liabilities and Net Assets	$8,691,301	$8,513,442
Net Asset Value Per Share	$28.51	$28.79

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$833,132	$592,789	$222,295
Paid-in-kind interest income	70,670	34,694	14,426
Dividend income	6,307	5,294	—
Other income	38,560	35,987	9,352
Total Investment Income	948,669	668,764	246,073
Expenses
Interest	233,900	191,989	72,356
Management fees	108,014	67,847	25,225
Incentive fees on net investment income	82,440	54,664	19,289
Incentive fees on net capital gains (losses)	(9,610)	17,803	6,746
Organizational expense	—	—	49
Offering expense	—	1,359	1,079
Professional fees	7,751	5,563	3,245
Trustees’ fees	706	479	743
Other general and administrative	6,703	5,839	4,304
Total expenses	429,904	345,543	133,036
Management fees waived (Note 3)	(67,954)	(43,796)	(16,742)
Net Expenses	361,950	301,747	116,294
Net Investment Income Before Income Taxes	586,719	367,017	129,779
Income taxes, including excise taxes	27	2,169	1,500
Net Investment Income	586,692	364,848	128,279
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	51,500	102,963	61,554
Translation of other assets and liabilities in foreign currencies	(132,414)	31,061	(4,799)
Total net change in unrealized gains (losses)	(80,914)	134,024	56,755
Realized gains (losses):
Non-controlled, non-affiliated investments	15,147	3,734	—
Foreign currency transactions	(6,682)	3,334	(1,045)
Income tax provision	(1,150)	—	—
Total net realized gains (losses)	7,315	7,068	(1,045)
Total Net Unrealized and Realized Gains (Losses)	(73,599)	141,092	55,710
Increase (Decrease) in Net Assets Resulting from Operations	$513,093	$505,940	$183,989
Earnings per common share—basic and diluted	$3.58	$5.61	$5.30
Weighted average common shares outstanding—basic and diluted	143,370,950	90,180,335	34,746,777

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share amounts)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets

Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($303,927 par, due 2/2032)	2/13/2024	SOFR + 4.75%	8.48%	$301,240	$304,775	7.3%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($112,992 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.94%	111,413	112,427	2.7%
	First-lien loan (EUR 51,339 par, due 11/2029)	11/7/2023	E + 7.00%	9.03%	54,392	59,993 (EUR 51,082)	1.4%
	First-lien revolving loan ($12,664 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.95%	12,448	12,580	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.72%	210,732	214,938	5.2%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($218,542 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.37% PIK	215,194	222,366	5.3%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.59%	149,453	153,537	3.7%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($945 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.02%	933	869	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($25,620 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.97% (incl. 2.25 % PIK)	25,461	25,876	0.6%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.72%	20,698	20,961	0.5%
	First-lien loan (GBP 118,804 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	148,110	161,795 (GBP 120,289)	3.9%
Galileo Parent, Inc. (3)	First-lien loan ($148,035 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	145,285	149,515	3.6%
	First-lien revolving loan ($15,481 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	15,088	15,716	0.4%
Lynx BidCo (3)(4)	First-lien loan ($42,872 par, due 7/2031)	7/5/2024	SOFR + 6.50%	10.17%	41,889	43,037	1.0%
	First-lien loan (EUR 63,686 par, due 7/2031)	7/5/2024	E + 6.50%	8.52%	71,523	74,642 (EUR 63,555)	1.8%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.08%	970	1,087 (EUR 926)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.33%	926	1,079 (EUR 919)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($124,825 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.00%	123,182	125,602	3.0%
	First-lien revolving loan ($13,511 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.06%	13,316	13,615	0.3%
Wrangler TopCo, LLC (3)	First-lien loan ($134,915 par, due 9/2029)	7/7/2023	SOFR + 5.75%	9.49%	132,801	136,465	3.3%
					1,493,814	1,546,100	37.1%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.07%	11,664	13,809 (EUR 11,758)	0.3%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,173	26,681 (GBP 19,836)	0.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.23%	712	745 (NOK 7,520)	0.0%
	First-lien revolving loan (GBP 592 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	724	807 (GBP 600)	0.1%
FGI Acquisition Corp. (3)(4)	First-lien loan ($89,550 par, due 6/2032)	6/4/2025	SOFR + 5.50%	9.27%	87,867	88,878	2.1%
					124,140	130,920	3.1%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 326,566 par, due 5/2031)	5/22/2024	E + 4.75%	6.78%	354,785	385,453 (EUR 328,199)	9.2%
X Holdings. Inc. (12)	First-lien loan ($37,351 par, due 10/2029) (3)	2/5/2025	SOFR + 6.75%	10.45%	36,391	36,657	0.9%
	First-lien loan ($29,710 par, due 10/2029)	4/28/2025	9.50%	9.50%	29,040	29,583	0.7%
					420,216	451,693	10.8%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.25%	9.99%	154,004	159,300	3.8%
Severin Acquisition, LLC (3)	First-lien loan ($188,983 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.47% (incl. 2.25% PIK)	188,763	188,381	4.5%
					342,767	347,681	8.3%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($224,695 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.87%	222,585	223,437	5.4%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.77%	763	860 (EUR 732)	0.1%

Arlberg Bidco, LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.60%	4,903	4,963	0.1%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.82%	5,431	5,917 (EUR 5,038)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,619 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,613	3,755	0.1%
					14,710	15,495	0.4%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($27,935 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.54%	27,055	27,035	0.6%
Eventus Buyer, LLC (3)	First-lien loan ($48,106 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	47,455	47,800	1.1%
	First-lien revolving loan ($3,493 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	3,414	3,461	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($124,914 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.97%	122,665	123,734	3.0%
	First-lien revolving loan ($2,591 par, due 7/2030)	7/31/2025	P + 4.25%	11.00%	2,145	2,348	0.1%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($10,000 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.82%	9,651	9,850	0.2%
LIHA Holdco B.V (3)(4)(5)	First-lien loan (EUR 5,903 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	6,220	6,989 (EUR 5,951)	0.2%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	363	377 (EUR 321)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($113,676 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	111,605	114,529	2.7%
	First-lien revolving loan ($518 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	481	551	0.0%
Symplr Software Inc. (3)(12)	First-lien loan ($1,269 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.44%	1,102	1,075	0.1%
Velocity Clinical Research, Inc. (3)	First-lien loan ($266,113 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	261,736	264,783	6.3%
	First-lien revolving loan ($2,236 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	1,981	2,169	0.1%
					595,873	604,701	14.5%
Hotel, Gaming, and Leisure
AVSC Holding Corp. (3)	First-lien loan ($246,557 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.72%	241,780	245,874	5.9%
Equinox Holdings, Inc.	First-lien loan ($206,789 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	11.92% (incl. 4.13% PIK)	204,506	213,509	5.1%
	Second-lien loan ($10,983 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	10,855	12,960	0.3%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,133 par, due 4/2030)	4/10/2024	E + 7.75%	9.77% (incl. 4.13% PIK)	42,004	43,502 (EUR 37,041)	1.0%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.27%	212	256 (EUR 218)	0.1%
					499,357	516,101	12.4%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($211,448 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.64%	208,696	211,977	5.1%
HireVue, Inc. (3)	First-lien loan ($108,669 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.59%	106,908	104,323	2.5%
	First-lien revolving loan ($14,113 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.57%	13,884	13,548	0.3%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,450 par, due 12/2026)	12/15/2023	SOFR + 6.10%	9.77%	2,429	2,450	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($72,084 par, due 10/2029)	10/31/2025	SOFR + 5.25%	8.92%	71,556	71,543	1.7%
					403,473	403,841	9.7%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($134,846 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.67%	132,407	135,520	3.2%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($25,962 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.88%	25,409	25,637	0.6%
Coupa Holdings, LLC (3)	First-lien loan ($127,629 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.09%	125,533	128,740	3.1%
EDB Parent, LLC (3)(5)	First-lien loan ($17,830 par, due 7/2028)	8/6/2025	SOFR + 7.00%	10.84%	17,648	17,830	0.4%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,517	46,849	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 214,115 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.60% (incl. 3.63% PIK)	21,310	23,226 (SEK 214,115)	0.6%
	First-lien loan (EUR 2,571 par, due 2/2031)	2/20/2024	E + 6.75%	8.77% (incl. 3.63% PIK)	2,756	3,019 (EUR 2,571)	0.1%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.00%	384	424 (SEK 3,906)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($30,276 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.23%	29,638	29,751	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($139,587 par, due 12/2031)	12/18/2024	SOFR + 6.00%	9.70% (incl. 3.25% PIK)	136,982	140,744	3.4%

	First-lien loan (EUR 32,304 par, due 12/2031)	12/18/2024	E + 6.00%	8.06% (incl. 3.25% PIK)	33,371	38,224 (EUR 32,546)	0.9%
Rainfocus, LLC (3)(5)	First-lien loan ($10,709 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.24%	10,621	10,682	0.3%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,921 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.32%	31,423	32,640	0.8%
					612,999	633,286	15.2%
Manufacturing
Arcwood Environmental, Inc. (3)	First-lien loan ($130,358 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.09%	129,788	131,107	3.1%
	First-lien loan ($43,450 par, due 1/2031)	9/27/2024	SOFR + 5.00%	8.71%	43,235	43,450	1.0%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,619 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.75% (incl. 4.75% PIK)	3,558	2,877	0.1%
	Second-lien note ($2,024 par, due 9/2029) (13)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,559	223	0.0%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.57%	13,699	15,097 (EUR 12,855)	0.4%
	First-lien loan (EUR 4,392 par, due 7/2031)	7/11/2024	E + 4.75%	6.82%	4,684	5,158 (EUR 4,392)	0.1%
					196,523	197,912	4.7%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.82%	97,007	98,537	2.4%

Other
Boréal Bidco (3)(4)	First-lien note (EUR 130,813 par, due 3/2032)	3/24/2025	E + 7.25%	9.27% (incl. 5.75% PIK)	139,015	152,482 (EUR 129,832)	3.7%
Cast & Crew, LLC (3)	First-lien loan (CAD 142,016 par, due 1/2029)	2/27/2025	C + 5.50%	7.77%	96,076	60,867 (CAD 83,434)	1.5%
Omnigo Software, LLC (3)	First-lien loan ($70,875 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.70%	70,484	70,470	1.7%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	7.77%	80,467	88,995 (EUR 75,776)	2.1%
Sediver S.p.A. (3)(4)	First-lien note (EUR 57,989 par, due 10/2031)	10/29/2024	E + 5.00%	7.02%	61,770	68,001 (EUR 57,900)	1.6%
	First-lien note ($160,437 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.68%	157,662	159,757	3.8%
					605,474	600,572	14.4%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.42%	157,895	158,289	3.8%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($113,694 par, due 8/2031)	8/7/2024	15.00%	15.00%	112,901	127,337	3.0%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.27%	142,838	161,788 (EUR 137,756)	3.9%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	95,988	102,800 (GBP 76,429)	2.5%
					509,622	550,214	13.2%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	871	939 (GBP 698)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($194,460 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.22%	190,978	189,923	4.6%
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($10,746 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.62%	10,645	8,651	0.2%
	Roll Up DIP term loan ($45,919 par)	4/24/2023	SOFR + 7.90%	11.62% PIK	45,919	36,965	0.9%
	Super-Priority DIP term loan ($6,500 par)	4/24/2023	SOFR + 7.90%	11.62%	6,500	5,232	0.1%
Belk, Inc. (3)	First-lien loan ($182,813 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.82%	180,382	183,270	4.4%
Blazing Star Parent, LLC (3)	First-lien loan ($198,750 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.82%	195,927	196,266	4.7%
Cordance Operations, LLC (3)	First-lien loan ($4,326 par, due 7/2028)	6/12/2025	SOFR + 8.65%	12.53%	3,955	4,755	0.1%
PDI TA Holdings, Inc. (3)	First-lien loan ($163,683 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	161,838	164,093	3.9%
	First-lien revolving loan ($9,705 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	9,561	9,738	0.2%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.51%	8,126	8,862 (EUR 7,546)	0.2%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.43%	374	385 (EUR 328)	0.1%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($12,825 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.50%	12,551	12,601	0.3%
					826,756	820,741	19.7%

Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($100,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.33%	99,233	100,750	2.4%
Rail Acquisitions LLC	First-lien loan ($31,521 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.86%	30,927	31,182	0.7%
	Second-lien note ($26,779 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	22,865	24,200	0.6%
Ranger Intermediate II, LLC (3)	First-lien loan ($300,564 par, due 10/2031)	10/28/2025	SOFR + 5.50%	9.36%	296,142	297,558	7.1%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 16,150 par, due 9/2030)	9/30/2024	E + 6.00%	8.03%	17,763	19,026 (EUR 16,200)	0.5%
					466,930	472,716	11.3%

Total Debt Investments					7,734,357	7,919,661	189.9%

Equity and Other Investments
Business Services
Artisan Topco LP (8)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	6,700	0.2%
Insight Hideaway Aggregator, L.P. (8)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	25,228	0.5%
Newark FP Co-Invest, L.P. (8)	Partnership (8,555,356 units)	11/8/2023			8,572	8,122	0.2%
Warrior TopCo LP (8)	Class A Units (9,576,271 units)	7/7/2023			9,576	14,939	0.4%
					47,732	54,989	1.3%
Financial Services
AF Eagle Parent, L.P. (8)	Partnership Units (337,024 units)	11/27/2023			11,364	15,881	0.4%
Healthcare
Raptor US Buyer II Corp. (8)	Ordinary Shares (83,408 shares)	3/24/2023			12,876	14,904	0.4%
Human Resource Support Services
bswift, LLC	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	15,023	0.4%
Internet Services
Bigtincan Holdings L.P. (8)(10)	Class A Units (1,597,110 units)	4/16/2025			1,630	1,630	0.0%
SMA Technologies Holdings, LLC (8)	Class A Units (244 units)	11/21/2022			244	423	0.0%
	Class B Units (173,048 units)	11/21/2022			10	18	0.0%
					1,884	2,071	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(8)	Convertible Preference Shares (38,503,125 units)	12/11/2024			49,063	58,651 (GBP 43,605)	1.4%
Transportation
Railtrac Holdings Inc. (8)(10)	Warrants (3,824 warrants)	1/27/2025			3,396	3,396	0.1%
Ranger Parent I, Inc. (10)	Series A-1 Preferred Shares (24,436 shares)	10/28/2025	14.50%	14.50% PIK	23,235	22,725	0.5%
	Warrants (16,643 warrants) (8)	10/28/2025			1,353	1,353	0.0%
					27,984	27,474	0.6%

Total Equity and Other Investments					158,509	188,993	4.5%

Total Investments					$7,892,866	$8,108,654	194.4%

Derivative Instruments

Interest rate swaps

	Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$11,054	$—	$13,262
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	4,087	—	2,958
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(5,161)	—	18,974
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	20,952	—	20,952
Total Hedge Accounting Swaps				2,100,000	30,932	—	56,146
Cash collateral				—	47,671	—	—
Total derivatives				$2,100,000	$78,603	$—	$56,146

(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company does not identify any of its portfolio companies as affiliates.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or "C"), Euro Interbank Offer Rate (“EURIBOR” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 26.7% of total assets as of December 31, 2025.
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
(7)
As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $7,918,126 resulting in estimated gross unrealized gains and losses of $290,520 and $207,578, respectfully.
(8)
This investment is non-income producing.
(9)
Certain portfolio company investments are subject to contractual restrictions on sales.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $29,105, or 0.7% of the Company’s net assets.
(11)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $28.8 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(13)
Investment is on non-accrual status as of December 31, 2025.

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

Sixth Street Lending Partners

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	21,882,028	$22	$542,596	$4,093	$546,711
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	128,279	128,279
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	56,755	56,755
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(1,045)	(1,045)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	41,957,644	42	1,149,958	—	1,150,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,639,103	1	43,370	—	43,371
Dividends declared from net investment income	—	—	—	(107,004)	(107,004)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(1,498)	1,498	—
Balance at December 31, 2023	65,478,775	65	1,734,426	82,576	1,817,067
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	364,848	364,848
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	134,024	134,024
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	7,068	7,068
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	68,127,885	68	1,999,668	—	1,999,736
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	6,601,368	7	191,829	—	191,836
Dividends declared from net investment income	—	—	—	(478,109)	(478,109)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(2,184)	2,184	—
Balance at December 31, 2024	140,208,028	140	3,923,739	112,591	4,036,470
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	586,692	586,692
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(80,914)	(80,914)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	7,315	7,315
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	6,077,657	6	177,716	—	177,722
Dividends declared from net investment income	—	—	—	(556,797)	(556,797)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(1,183)	1,183	—
Balance at December 31, 2025	146,285,685	$146	$4,100,272	$70,070	$4,170,488

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statement of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$513,093	$505,940	$183,989
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(51,500)	(102,963)	(61,554)
Net change in unrealized (gains) losses on foreign currency transactions	132,414	(31,061)	4,799
Net realized (gains) losses on investments	(15,147)	(3,734)	—
Net realized (gains) losses on foreign currency transactions	(2,836)	(2,939)	(21)
Net amortization of discount on investments	(61,734)	(25,210)	(11,819)
Amortization of deferred financing costs	11,900	8,301	5,216
Amortization of discount on debt	2,125	966	—
Purchases and originations of investments, net	(2,811,517)	(4,763,492)	(2,285,956)
Proceeds from investments, net	209,094	469,242	—
Repayments on investments	1,947,108	315,555	80,121
Paid-in-kind interest	(69,249)	(33,672)	(11,144)
Changes in operating assets and liabilities:
Interest receivable	(5,701)	(38,936)	(16,842)
Interest receivable paid-in-kind	(1,421)	(1,022)	(3,282)
Prepaid expenses and other assets	(18,783)	(871)	(1,878)
Management fees payable to affiliate	2,855	4,511	2,245
Incentive fees on net investment income payable to affiliate	3,586	9,049	6,156
Incentive fees on net capital gains accrued to affiliate	(9,627)	17,803	6,746
Other payables to affiliates	553	1,234	(1,656)
Other liabilities	61,012	(844)	13,053
Net Cash Provided by (Used in) Operating Activities	(163,775)	(3,672,143)	(2,091,827)
Cash Flows from Financing Activities
Borrowings on debt	3,304,036	8,610,981	2,886,747
Repayments on debt	(3,650,332)	(5,484,716)	(2,181,500)
Deferred financing costs	(20,635)	(28,454)	(9,458)
Dividends paid to shareholders	(212,626)	(236,204)	(19,761)
Capital calls	—	1,999,736	1,150,000
Net Cash Provided by (Used in) Financing Activities	(579,557)	4,861,343	1,826,028
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(743,332)	1,189,200	(265,799)
Cash, cash equivalents and restricted cash, beginning of period	1,198,013	8,813	274,612
Cash, Cash Equivalents and Restricted Cash, End of Period	$454,681	$1,198,013	$8,813
Supplemental Information:
Interest paid during the period	$199,119	$158,054	$57,313
Excise and other taxes paid during the period	$1,177	$3,494	$395
Dividends declared during the period	$556,797	$478,109	$107,004

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$177,722	$191,836	$43,371

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

On December 23, 2025, affiliates of Sixth Street, including the Company, and affiliates of Carlyle Group Inc. (“Carlyle”) entered into an amended and restated limited liability company agreement, as amended from time to time (the “Limited Liability Company Agreement”) to co-manage Structured Credit Partners JV, LLC (“SCP”), a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt. The Company has 25.0% voting ownership in SCP and has commitments to fund, from time to time, capital of up to $100.0 million. Refer to Note 6, Fair Value of Financial Instruments, to these consolidated financial statements for further details.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2025, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of December 31, 2025 and December 31, 2024, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company's 2024, 2023 and 2022 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company recorded a net expense of less than $0.1 million, $2.2 million and $1.5 million, respectively, for U.S. federal excise tax and other taxes.

For the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company recorded no deferred tax benefit or deferred tax liability pertaining to net unrealized gains or losses from its investments. For the calendar year ended December 31, 2025, the Company recognized a tax expense of $1.2 million pertaining to net realized gains. For the calendar years ended December 31, 2024 and December 31, 2023, the Company recognized no tax expenses related to net realized gains.

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

Recent Accounting Standards and Regulatory Updates

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In December 2024, the FASB issued ASU No. 2024-04, "Debt with Conversion and Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments," which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on our consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”, which intends to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred expenses of $4.3 million, $4.0 million and $2.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Management Fees (gross of waivers) were $108.0 million, $67.8 million and $25.2 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Management Fees of $67.9 million, $43.8 million and $16.7 million, respectively, have been waived. Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Incentive Fees on net investment income were $82.4 million, $54.7 million and $19.3 million, respectively. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company had an accrual of $(9.6) million, $17.8 million and $6.7 million, respectively, related to Capital Gains (Losses) Fees.

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

As of December 31, 2025 and December 31, 2024, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense in the future.

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

Investments at fair value consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$7,483,884	$7,659,912	$176,028
Second-lien debt investments	35,279	37,383	2,104
Mezzanine debt investments	215,194	222,366	7,172
Equity and other investments	158,509	188,993	30,484
Total Investments	$7,892,866	$8,108,654	$215,788

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$6,732,065	$6,871,809	$139,744
Second-lien debt investments	89,461	94,778	5,317
Mezzanine debt investments	118,441	123,184	4,743
Equity and other investments	140,027	154,511	14,484
Total Investments	$7,079,994	$7,244,282	$164,288

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2025 and December 31, 2024, is as follows:

	December 31, 2025	December 31, 2024
Automotive	3.8%	4.0%
Business Services	19.7%	18.7%
Chemicals	1.6%	0.5%
Communications	5.6%	6.4%
Education	4.3%	5.2%
Electronics	2.8%	3.1%
Financial Services	0.4%	6.5%
Healthcare	7.6%	2.5%
Hotel, Gaming and Leisure	6.4%	7.4%
Human Resource Support Services	5.2%	3.9%
Insurance	—	0.9%
Internet Services	7.8%	7.2%
Manufacturing	2.4%	8.0%
Oil, Gas and Consumable Fuels	1.2%	2.9%
Other	7.4%	3.4%
Pharmaceuticals	7.5%	8.7%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	10.1%	9.5%
Transportation	6.2%	1.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%.

The geographic composition of investments at fair value at December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025	December 31, 2024
United States
Midwest	21.0%	18.0%
Northeast	10.5%	17.3%
South	19.1%	14.2%
West	24.2%	26.8%
Canada (1)	0.0%	2.3%
Finland (1)	0.0%	0.0%
France	4.5%	1.8%
Germany	1.3%	0.6%
Italy	2.8%	2.4%
Netherlands	0.2%	0.2%
Norway	7.2%	5.5%
Sweden	0.3%	0.1%
United Kingdom	8.9%	10.8%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, for the years ended December 31, 2025 and December 31, 2024.

			For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(41,288)	$39,000	$(2,288)	$(37,014)	$30,767	$(6,247)
Interest rate swap	3/11/2029	150,000	(9,886)	9,750	(136)	(5,813)	5,092	(721)
Interest rate swap	1/15/2030	600,000	(41,498)	34,500	(6,998)	(12,276)	9,487	(2,789)
Interest rate swap	7/15/2030	750,000	(45,249)	43,641	(1,608)	—	—	—
Total		$2,100,000	$(137,921)	$126,891	$(11,030)	$(55,103)	$45,346	$(9,757)

For the years ended December 31, 2025 and December 31, 2024, the Company recognized $56.1 million in unrealized losses and $25.2 million in unrealized gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statement of Operations. For the years ended December 31, 2025 and December 31, 2024, this amount is offset by an increase of $16.2 million and a decrease of $1.1 million, respectively, in the carrying value of the 2029 notes. For the years ended December 31, 2025 and December 31, 2024, this amount is offset by an increase of $19.0 million and a decrease of $24.1 million, respectively, in the carrying value of the January 2030 notes. For the year ended December 31, 2025, this amount is offset by an increase of $21.0 million in the carrying value of the July 2030 notes.

As of December 31, 2025, the swap transaction had a fair value of $30.9 million, which is netted against cash collateral of $47.7 million. Cash is pledged as collateral under the Company's derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet. As of December 31, 2025, the derivatives had a fair value of $78.6 million. As of December 31, 2024, the swap transaction had a fair value of $(25.2) million, which is netted against cash collateral of $68.6 million. Cash is pledged as collateral under the Company's derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet. As of December 31, 2024, the derivatives had a fair value of $43.4 million.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2025 and December 31, 2024:

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$260,984	$7,398,928	$7,659,912
Second-lien debt investments	—	223	37,160	37,383
Mezzanine debt investments	—	—	222,366	222,366
Equity and other investments	—	—	188,993	188,993
Total investments at fair value	$—	$261,207	$7,847,447	$8,108,654
Interest rate swaps	—	30,932	—	30,932
Total	$—	$292,139	$7,847,447	$8,139,586

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$143,398	$6,728,411	$6,871,809
Second-lien debt investments	—	1,309	93,469	94,778
Mezzanine debt investments	—	—	123,184	123,184
Equity and other investments	—	—	154,511	154,511
Total investments at fair value	$—	$144,707	$7,099,575	$7,244,282
Interest rate swaps	—	(25,214)	—	(25,214)
Total	$—	$119,493	$7,099,575	$7,219,068

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2025:

	As of and for the Year Ended
	December 31, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$6,728,411	$93,469	$123,184	$154,511	$7,099,575
Purchases or originations	2,538,463	19,198	76,440	28,974	2,663,075
Repayments / redemptions	(1,861,162)	(83,916)	—	—	(1,945,078)
Sales proceeds	(156,254)	—	—	(24,469)	(180,723)
Paid-in-kind interest	43,859	4,788	19,773	640	69,060
Net change in unrealized gains (losses)	39,065	(2,080)	2,429	16,000	55,414
Net realized gains (losses)	11,905	—	—	13,337	25,242
Net amortization of discount on securities	54,641	5,701	540	—	60,882
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$7,398,928	$37,160	$222,366	$188,993	$7,847,447

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2025 and December 31, 2024:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Year Ended	For the Year Ended
	December 31, 2025 on	December 31, 2024 on
	Investments Held at	Investments Held at
	December 31, 2025	December 31, 2024
First-lien debt investments	$81,369	$87,806
Second-lien debt investments	3,078	4,324
Mezzanine debt investments	2,429	2,545
Equity and other investments	19,683	14,484
Total	$106,559	$109,159

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$7,398,928	Income approach (1)	Discount rate	6.6% — 17.5% (9.8%)	Decrease
Second-lien debt investments	37,160	Income approach	Discount rate	12.5% — 14.1% (13.6%)	Decrease
Mezzanine debt investments	222,366	Income approach	Discount rate	10.8% — 10.8% (10.8%)	Decrease
Equity and other investments	188,993	Market Multiple (2)	Comparable multiple	2.8x — 25.0x (13.5x)	Increase
Total	$7,847,447
(1)
Includes $50.8 million of first-lien debt investments valued using an asset waterfall and $60.9 million of first-lien debt investments valued using a comparable market price.
(2)
Includes $81.4 million of equity investments valued using a discounted cash flow analysis.

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

Structured Credit Partners JV, LLC (“SCP”)

On December 23, 2025, affiliates of Sixth Street, including the Company and affiliates of Carlyle entered into the Limited Liability Company Agreement to co-manage SCP, a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt managed by affiliates of Sixth Street or Carlyle on a fee-free basis.

Sixth Street affiliates own 50.0% of the equity interests in SCP and Carlyle affiliates own 50.0%, with investment decisions requiring approval by representatives of both the Sixth Street affiliates and the Carlyle affiliates. SCP will be initially capitalized with $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Funding of such commitments requires the approval of the board of SCP's board of managers, including the board members appointed by the Company. SCP's board of managers consists of an equal number of representatives appointed by the Sixth Street-affiliated members of SCP and the Carlyle-affiliated members of SCP. Portfolio construction and investment decisions must be unanimously approved by SCP’s investment committee, as delegated by the board of managers of SCP. Our investment in SCP is made with certain of our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. Therefore, although the Company owns 25.0% of the voting interests of SCP, the Company does not believe that it has control over SCP for accounting purposes and does not consolidate its non-controlling interest in SCP.

As of December 31, 2025, SCP had not commenced operations and no capital had been contributed to SCP.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of December 31, 2025 and December 31, 2024, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company's 2029 Notes, January 2030 Notes and July 2030 Notes as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$778,345	$750,000	$759,645
January 2030 Notes	600,000	607,796	600,000	588,680
July 2030 Notes	750,000	769,633	—	—
Total	$2,100,000	$2,155,774	$1,350,000	$1,348,325
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on the Subscription Facility included in the Outstanding Principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any of letters of credit issued through the Subscription Facility. As of December 31, 2025 and December 31, 2024, the Company had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of December 31, 2025, and December 31, 2024, the Company was in compliance with the terms of the Subscription Facility.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) of 974.5 million and Swedish Krona (SEK) of 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in British pounds (GBP) of 299.2 million, Euros (EUR) of 640.1 million and Swedish Krona (SEK) of 80.2 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of December 31, 2025 and 2024, the Company had $32.0 million and $5.9 million, respectively, in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

As of December 31, 2025, and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $15.1 million and $(1.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.2) million and $(24.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designed as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2025, the effective hedge interest rate swaps had a fair value of $21.0 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

For the years ended December 31, 2025 and December 31, 2024, the components of interest expense related to the 2029 Notes, January 2030 Notes and July 2030 Notes were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Interest expense	$127,656	$46,734
Accretion of original issue discount	2,125	965
Amortization of deferred financing costs	5,184	1,941
Total Interest Expense	$134,965	$49,640

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes, January 2030 Notes and July 2030 Notes. During the years ended December 31, 2025 and December 31, 2024, the Company received $126.9 million and $45.3 million, respectively, and paid $137.9 million and $55.1 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swap.

As of December 31, 2025, the components of the carrying value and the stated interest rates of the 2029 Notes, January 2030 Notes and July 2030 Notes were as follows:

	December 31, 2025
	2029 Notes	January 2030 Notes	July 2030 Notes
Principal amount of debt	$750,000	$600,000	$750,000
Original issue discount, net of accretion	(4,475)	(749)	(4,152)
Deferred financing costs	(6,497)	(5,817)	(8,273)
Fair value of an effective hedge	15,141	(5,161)	20,952
Carrying value of debt	$754,169	$588,273	$758,527
Stated interest rate	6.50%	5.75%	6.13%

The stated interest rate in the tables above do not include the effect of the interest rate swaps. As of December 31, 2025, the Company's swap-adjusted interest rate on the 2029 Notes, January 2030 Notes and July 2030 Notes was SOFR plus 2.45% (on a weighted average basis), 2.55% and 2.01%, respectively.

As of December 31, 2024, the components of the carrying value and the stated interest rates of the 2029 Notes and January 2030 Notes were as follows:

	December 31, 2024
	2029 Notes	January 2030 Notes
Principal amount of debt	$750,000	$600,000
Original issue discount, net of accretion	(5,695)	(909)
Deferred financing costs	(8,486)	(7,680)
Fair value of an effective hedge	(1,079)	(24,135)
Carrying value of debt	$734,740	$567,276
Stated interest rate	6.50%	5.75%

The stated interest rate in the tables above do not include the effect of the interest rate swaps. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2029 Notes and January 2030 Notes was SOFR plus 2.45% (on a weighted average basis) and 2.55%, respectively.

As of December 31, 2025, the Company was in compliance with the terms of the indentures governing the 2029 Notes, the January 2030 Notes and the July 2030 Notes. As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2029 Notes and the January 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 200.8% and 193.0%, respectively.

Debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$500,000	$22,428	$477,572	$21,469
Revolving Credit Facility	2,675,000	2,025,883	617,129	2,010,387
2029 Notes	750,000	750,000	—	754,169
January 2030 Notes	600,000	600,000	—	588,273
July 2030 Notes	750,000	750,000	—	758,527
Total Debt	$5,275,000	$4,148,311	$1,094,701	$4,132,825

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $1.0 million, $15.5 million, $11.0 million, $6.6 million and $12.4 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $15.1 million, $(5.2) million and $21.0 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, resulting from a hedge accounting relationship.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the components of interest expense were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	202,877	$169,790	64,118
Commitment fees	5,968	3,175	3,022
Amortization of deferred financing costs	11,900	8,301	5,216
Accretion of original issue discount	2,125	966	—
Swap settlement	11,030	9,757	—
Total Interest Expense	$233,900	$191,989	$72,356
Average debt outstanding (in millions)	$3,687.3	$2,519.0	$876.9
Weighted average interest rate	5.8%	7.1%	7.3%

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

As of December 31, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$246	$217

Aledade, Inc. - Revolver	62,065	—
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	42,105
Aptean, Inc. - Delayed Draw & Revolver	—	15,757
Arcwood Environmental Inc. - Delayed Draw & Revolver	19,458	28,485
Arrow Buyer, Inc. - Delayed Draw	—	20,157
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	116,949	135,222
Artisan Bidco, Inc. - Revolver	4,222	16,886
Avalara, Inc. - Revolver	—	13,636
AVSC Holding Corp. - Revolver	26,580	33,830
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	29,175
Babylon Finco Limited - Delayed Draw	—	16,527
Banyan Software Holdings, LLC - Delayed Draw	—	19,491
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	1,074
Ben Nevis Midco Limited - Delayed Draw	—	27,307
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	9,086
Cirrus (Bidco) Ltd - Delayed Draw	448	417
Cordance Operations LLC - Delayed Draw	45,674	—
Coupa Holdings, LLC - Delayed Draw & Revolver	20,427	20,428
Crewline Buyer, Inc. - Revolver & Equity	16,295	16,295
Disco Parent, Inc. - Revolver	—	5,776
EDB Parent, LLC - Delayed Draw	1,124	—
Elysium BidCo Limited - Revolver	—	19,289
Erling Lux Bidco SARL - Delayed Draw & Revolver	6,134	2,772
Eventus Buyer, LLC - Delayed Draw & Revolver	16,157	18,777
Flight Intermediate HoldCo, Inc. - Delayed Draw	37,352	44,012
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	70,282
Galileo Parent, Inc. - Revolver	8,077	12,788
Greenshoot Bidco B.V. - Revolver	461	407
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,407	1,697
HireVue, Inc. - Revolver	—	5,141
HMP Omnimedia, LLC - Delayed Draw & Revolver	62,182	—
Ingenovis Health Finance, LLC - Revolver	10,000	—
Kangaroo Bidco AS - Delayed Draw	22,500	22,500
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	4,724	—
Kryptona BidCo US, LLC - Revolver	14,674	14,674
LIHA Holdco B.V. - Delayed Draw & Revolver	753	993
Lynx BidCo - Delayed Draw & Revolver	15,686	25,077
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	—	3,214
Omnigo Software, LLC - Delayed Draw & Revolver	10,125	—
PDI TA Holdings, Inc. - Delayed Draw & Revolver	3,529	26,516
QSR Acquisition Co. - Delayed Draw	—	5,000
Rail Acquisitions LLC - Delayed Draw & Revolver	7,076	—
RainFocus, LLC - Delayed Draw	887	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,231	1,425
Raptor US Buyer II Corp. - Revolver	3,800	4,318
Sapphire Software Buyer, Inc. - Revolver	27,027	27,027
Scorpio Bidco - Delayed Draw	17,234	15,195
Sediver S.p.A. - Delayed Draw	33,623	29,645
Severin Acquisition, LLC - Delayed Draw & Revolver	52,040	72,475
Shiftmove GmbH - Delayed Draw	4,522	6,040
SkyLark UK DebtCo Limited - Delayed Draw	—	24,084
SL Buyer Corp. - Delayed Draw	—	1,258
SMA Technologies Holdings, LLC - Revolver	3,991	3,991
Sport Alliance GmbH - Revolver	489	647
Tango Management Consulting, LLC - Delayed Draw & Revolver	6,208	—

Truck-Lite Co., LLC - Delayed Draw & Revolver	35,191	61,202
USA Debusk, LLC - Delayed Draw & Revolver	37,786	42,137
Varinem German Bidco GmbH - Delayed Draw	4,917	3,553
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	37,289	—
Wrangler Topco, LLC - Delayed Draw & Revolver	20,065	32,377
Total Portfolio Company Commitments (1)(2)	$857,800	$1,050,384

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

Other Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2025, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2024, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the years ended December 31, 2025 and December 31, 2024. All shares issued to shareholders in the tables below are newly issued shares.

	For the Year Ended
	December 31, 2025
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2024	December 31, 2024	January 30, 2025	1,456,909
March 31, 2025	March 31, 2025	May 6, 2025	1,479,035
June 30, 2025	June 30, 2025	August 5, 2025	1,559,071
September 30, 2025	September 30, 2025	November 12, 2025	1,582,642
Total Common Shares Issued			6,077,657

	For the Year Ended
	December 31, 2024
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 29, 2023	December 31, 2023	February 21, 2024	795,040
March 29, 2024	March 31, 2024	May 7, 2024	869,766
June 30, 2024	June 30, 2024	August 6, 2024	953,857
September 30, 2024	September 30, 2024	November 13, 2024	1,029,392
December 9, 2024	December 9, 2024	December 19, 2024	2,953,313
Total Common Shares Issued			6,601,368

During the year ended December 31, 2025, the Company issued 6,077,657 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $177.7 million. During the year ended December 31, 2024, the Company issued 6,601,368 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $191.8 million.

There were no Common Shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2025. The following table summarizes the total Common Shares issued and proceeds received related to the Company’s capital drawdowns delivered for the year ended December 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
March 6, 2024	12,174,753	$349,736
March 26, 2024	5,174,155	150,000
June 25, 2024	10,152,231	300,000
September 24, 2024	8,280,854	250,000
December 17, 2024	32,345,892	950,000
	68,127,885	$1,999,736

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Earnings per common share—basic and diluted
Increase (decrease) in net assets resulting from operations	$513,093	$505,940	$183,989
Weighted average Common Shares outstanding—basic and diluted	143,370,950	90,180,335	34,746,777
Earnings (losses) per common share—basic and diluted	$3.58	$5.61	$5.30

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following table summarizes dividends declared during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Year Ended
	December 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2025	Base	March 31, 2025	May 5, 2025	$0.67
June 30, 2025	Base	June 30, 2025	August 4, 2025	0.70
September 30, 2025	Base	September 30, 2025	November 10, 2025	0.70
December 31, 2025	Special	December 31, 2025	January 27, 2026	1.08
December 31, 2025	Base	December 31, 2025	January 29, 2026	0.70
Total Dividends Declared				$3.85

	For the Year Ended
	December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 29, 2024	Base	March 31, 2024	May 6, 2024	$0.67
June 28, 2024	Base	June 30, 2024	August 5, 2024	0.67
September 30, 2024	Base	September 30, 2024	November 12, 2024	0.67
December 9, 2024	Special	December 9, 2024	December 18, 2024	1.86
December 31, 2024	Base	December 31, 2024	January 29, 2025	0.67
Total Dividends Declared				$4.54

	For the Year Ended
	December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2023	Base	March 31, 2023	May 9, 2023	$0.40
June 30, 2023	Base	June 30, 2023	August 15, 2023	0.67
September 29, 2023	Base	September 30, 2023	November 15, 2023	0.67
December 29, 2023	Base	December 31, 2023	February 20, 2024	0.67
Total Dividends Declared				$2.41

The dividends declared during the year ended December 31, 2025, December 31, 2024 and December 31, 2023 were derived from net investment income, determined on a tax basis.

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

12. Income Taxes

The tax character of shareholder distributions attributable to fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary Income(1)	$491,809	$471,181	$107,004
Long Term Capital Gains (Losses)	64,988	6,928	—
Total	$556,797	$478,109	$107,004
(1)
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, 75.72%, 78.26% and 88.32%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, to taxable income at December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Increase (decrease) in net assets resulting from operations	$513,093	$505,940	$183,989
Adjustments:
Net unrealized (gains) losses on investments	80,914	(134,024)	(56,755)
Other income (loss) for tax purposes, not book	7,426	13,315	7,579
Deferred organization costs	(146)	(146)	(146)
Other expenses not currently deductible	33	2,184	1,547
Other book-tax differences	(10,166)	17,879	6,958
Taxable Income	$591,154	$405,148	$143,172

The tax basis components of distributable earnings for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed net investment income - tax basis	$3,766	$—	$89,489
Undistributed net realized gains (losses) - tax basis	—	—	—
Net unrealized gains (losses) on investments	82,942	166,331	45,694
Other temporary differences	(16,638)	(53,740)	(52,607)
Total distributable earnings - book basis	$70,070	$112,591	$82,576

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company increased distributable earnings and decreased additional paid in capital by $1.2 million, $2.2 million and $1.5 million, respectively, which was primarily attributable to U.S. federal excise tax and other taxes.

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

The tax cost of the Company’s investments as of December 31, 2025 was $7,918,126, resulting in estimated gross unrealized gains and losses of $290,520 and $207,578, respectively. The tax cost of the Company’s investments as of December 31, 2024 was $7,102,780, resulting in estimated gross unrealized gains and losses of $222,515 and $56,184, respectively. The tax cost of the Company's investments as of December 31, 2023 was $3,047,224, resulting in estimated gross unrealized gains and losses of $69,618 and $23,923, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2025, no expense was recorded for U.S. federal excise tax. For the years ended December 31, 2024 and December 31, 2023, a net expense of $2.2 million and $1.5 million, respectively, were recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding during the years ended December 31, 2025, December 31, 2024, December 31, 2023 and from April 5, 2022 (Inception) through December 31, 2022:

	For the Year Ended			From April 5, 2022 (Inception) through
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Data (1)
Net asset value, beginning of period	$28.79	$27.75	$24.98	$25.00

Net investment income (2)	4.09	4.05	3.69	0.51
Net realized and unrealized gain (loss) (2)	(0.51)	1.56	1.61	(0.16)
Total from operations	3.58	5.61	5.30	0.35
Net Common Share Issuance (3)	—	(0.03)	(0.12)	(0.37)
Dividends declared (4)	(3.85)	(4.54)	(2.41)	—
Total increase (decrease) in net assets	(0.27)	1.04	2.77	(0.02)
Net Asset Value, End of Period	$28.51	$28.79	$27.75	$24.98
Total return based on net asset value (5)	8.64%	20.90%	21.42%	-0.08%
Common shares outstanding, end of period	146,285,685	140,208,028	65,478,775	21,882,028
Ratios / Supplemental Data (6)(7)
Ratio of gross expenses to average net assets without management fee waiver	10.32%	12.36%	12.96%	6.73%
Ratio of net expenses to average net assets with management fee waiver	8.69%	10.80%	11.35%	5.70%
Ratio of net investment income to average net assets without management fee waiver	12.45%	11.41%	10.75%	2.17%
Ratio of net investment income to average net assets with management fee waiver	14.09%	12.97%	12.36%	3.21%
Portfolio turnover	28.42%	15.36%	4.46%	—
Net assets, end of period	$4,170,488	$4,036,470	$1,817,067	$546,711

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
(7)
For the period from April 5th (Inception) through December 31, 2022, the ratios represent information on an annualized basis, except for nonrecurring expenses, such as organizational and offering expenses, which are not annualized.

14. Selected Quarterly Financial Data (Unaudited)

	2025
	Q4	Q3	Q2	Q1
Investment Income	$231,336	$235,715	$241,090	$240,528
Net Expenses (1)	$86,795	$93,144	$94,072	$87,966
Net Investment Income	$144,541	$142,571	$147,018	$152,562
Total unrealized and realized gains (losses)	$(55,862)	$(4,190)	$10,908	$(24,455)
Increase (decrease) in Net Assets Resulting from Operations	$88,679	$138,381	$157,926	$128,107
Net Asset Value per Share as of the End of the Quarter	$28.51	$29.68	$29.43	$29.02

	2024
	Q4	Q3	Q2	Q1
Investment Income	$200,820	$178,888	$157,464	$131,592
Net Expenses (1)	$95,824	$78,022	$71,191	$56,710
Net Investment Income	$104,995	$100,866	$86,265	$72,722
Total unrealized and realized gains (losses)	$68,646	$26,114	$21,329	$25,003
Increase (decrease) in Net Assets Resulting from Operations	$173,641	$126,980	$107,594	$97,725
Net Asset Value per Share as of the End of the Quarter	$28.79	$29.69	$29.05	$28.47

	2023
	Q4	Q3	Q2	Q1
Investment Income	$90,782	$66,482	$57,788	$31,021
Net Expenses (1)	$41,660	$34,026	$24,962	$15,646
Net Investment Income (2)	$48,686	$32,056	$32,421	$15,115
Total unrealized and realized gains (losses)	$12,750	$29,447	$410	$13,103
Increase (decrease) in Net Assets Resulting from Operations	$61,437	$61,503	$32,831	$28,218
Net Asset Value per Share as of the End of the Quarter	$27.75	$27.19	$26.13	$25.77

(1)
Net expenses include income taxes, including any excise taxes.
(2)
Net investment income excludes $943 of expenses incurred at formation.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the period ended December 31, 2025.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of nine members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees. These individuals are referred to as “Independent Trustees.” Our Board of Trustees elects the Company’s officers, who serve at the discretion of the Board of Trustees.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board of Trustees is as follows:

Name	Age	Position	Trustee Since
Interested Trustees:
Robert (“Bo”) Stanley	51	Chief Executive Officer, Trustee	2025
Joshua Easterly	49	Chair of the Board, Trustee	2022
Jennifer Gordon	50	Trustee	2022
David Stiepleman	54	Trustee	2022
Independent Trustees:
Richard Higginbotham	78	Trustee	2022
Hurley Doddy	62	Trustee	2022
Judy Slotkin	72	Trustee	2022
Ronald Tanemura	62	Trustee	2022
John D. Hershey	64	Trustee	2025

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Sixth Street Lending Partners, 2100 McKinney Avenue, Suite 1500, Dallas, TX 75201.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Age	Position
Ian Simmonds	54	Chief Financial Officer
Michael Graf	43	Deputy Chief Financial Officer, Vice President and Principal Accounting Officer
Anton Brett	38	Chief Compliance Officer and Secretary

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

Interested Trustees

Robert (“Bo”) Stanley was appointed Chief Executive Officer of the Company and elected a trustee of the Company in December 2025. Mr. Stanley is also a Partner of Sixth Street and co-head of Sixth Street Growth. Mr. Stanley focuses on originating transactions in the software, payment systems, data infrastructure and business services sectors. Mr. Stanley was previously with Wells Fargo Capital Finance, a provider of specialized senior secured financing to companies throughout the U.S. and Canada, from 2000 to 2011. While at Wells Fargo, Mr. Stanley served in multiple roles in an underwriting and origination capacity. From 2006 to 2011, Mr.

Stanley was a Director of Loan Originations where he was responsible for lead development and generation of commercial loans. He holds a B.S. in Business Administration with a concentration in Finance from the University of Maine.

Joshua Easterly was elected a trustee and Chairman of the Company in June 2022. Mr. Easterly is a Co-Founding Partner and Co-President of Sixth Street and the Co-Chief Investment Officer of the Adviser. Between 2008 and 2010, he was a Managing Director at Goldman, Sachs & Co. in the Americas Special Situations Group, which invested Goldman’s capital in both the public markets and private transactions in distressed and special situations. Between 2006 and 2008, he served as a Director, Management Committee Member and Co-Head of the Goldman Sachs Specialty Lending Group. Prior to joining Goldman, Sachs & Co. in March 2006, Mr. Easterly was Senior Vice President, Northeast Regional Originations Manager at Wells Fargo Capital Finance, or WFCF, formerly known as Wells Fargo Foothill and Foothill Capital Corporation, the commercial finance company of Wells Fargo and Company. Mr. Easterly graduated from California State University, Fresno with a Bachelor of Science in Business Administration, magna cum laude. Mr. Easterly’s depth of experience investing in a variety of distressed and special situations transactions as well as his extensive knowledge of the business and operations of Sixth Street provides the Board with valuable insight and expertise.

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

John D. Hershey was elected a trustee of the Company in November 2025. Mr. Hershey previously worked from 2008 to 2023 at the Oregon State Treasury, most recently as Director of Investments, where he helped manage investment portfolios across all asset classes. Prior to that role, Mr. Hershey was the Director of Alternative Investments, with overall responsibility for private equity, real estate, real assets, hedge fund, private credit, and opportunity portfolios. Previously, Mr. Hershey was a managing director at an early-stage venture firm and a managing director at Banc of America Securities. Mr. Hershey has a BA in Economics from the University of California, Davis and an MBA from the University of Chicago. He served from 2018-2023 as a board member of the Institutional Limited Partners Association (ILPA), and Vice Chair from 2020-2022. He currently is a member of the board of trustees of the Oregon Health & Science University Foundation and is a member of the board of directors of Sixth Street Specialty Lending, Inc., Talcott Financial Group Investments, Blackstone Private Equity Strategies Fund L.P. and Blackstone Infrastructure Strategies L.P. Mr. Hershey's extensive experience across diverse financial sectors provides the Board with valuable industry-specific knowledge.

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

Our Board does not currently have a designated lead Independent Trustee. We are aware of the potential conflicts that may arise when a non-Independent Trustee is chairman of the Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices will include regular meetings of the Independent Trustees in executive session without the presence of interested trustees and management, as well as the establishment of a Nominating and Corporate Governance Committee and an Audit Committee, each consisting solely of Independent Trustees for the purposes of the NYSE corporate governance rules and, in the case of the Audit Committee, Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During executive sessions, the chairman of the Audit Committee or his/her designee will act as presiding trustee. In addition, our corporate governance practices include the appointment of our Chief Compliance Officer, with whom the Independent Trustees meet in executive session without the presence of interested trustees and other members of management for administering our compliance policies and procedures. While certain non-management members of our Board currently participate on the boards of directors of other companies, we do not view their participation as excessive or as interfering with their duties on our Board.

Our Board of Trustees performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board of Trustees and are comprised solely of independent Trustees, and (ii) active monitoring by our chief compliance officer in accordance with our compliance policies and procedures.

As described below in more detail under “—Board Committees—Audit Committee,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting, and audits of our financial statements. The Audit Committee also discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Our Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Chief Compliance Officer prepares a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures. The Chief Compliance Officer’s report, which will be reviewed by the Board, will address:

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

Messrs, Higginbotham, Doddy, Tanemura and Hershey, and Ms. Slotkin are members of the Audit Committee and Ms. Slotkin serves as Chairman. Our Board has determined that the service of Mr. Hershey on the audit committees of more than three public companies does not impair his ability to effectively serve on the Audit Committee, given Mr. Hershey’s extensive experience as an audit professional, his proficiency in accounting, and his knowledge of the Company.

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

The members of the Nominating and Corporate Governance Committee are Messrs. Higginbotham, Doddy, Tanemura and Hershey, and Ms. Slotkin, each of whom is independent for purposes of the NYSE corporate governance rules, and each of whom is not an “interested person” of the Company, of the Adviser, or of any of their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. Mr. Higginbotham serves as Chairman.

Dollar Range of Equity Securities Beneficially Owned by Trustees

The following table sets forth the dollar range of our equity securities as of February 13, 2026.

Name of Trustees	Dollar Range of Equity Securities in the Fund(1)(2)
Interested Trustees(1)
Robert (“Bo”) Stanley	Over $100,000
Joshua Easterly	Over $100,000
Jennifer Gordon	Over $100,000
David Stiepleman	Over $100,000
Independent Trustees(1)
Richard Higginbotham	Over $100,000
Hurley Doddy	Over $100,000
Judy Slotkin	Over $100,000
Ronald Tanemura	Over $100,000
John D. Hershey	None

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

Insider Trading Policies and Procedures

The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase and sale, and/or other disposition of the Company’s securities by all trustees, officers and employees (including temporary employees) of the Company, the Adviser and their respective subsidiaries, and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. Furthermore, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable laws, rules and regulations.

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
a $125,000 annual retainer;
•
$2,500 for each meeting of the Board attended;
•
$1,500 for each monthly telephonic update meeting attended;
•
$1,000 for each committee meeting of ours attended; and
•
an additional fee of $15,000 per year for the chairman of the Audit Committee and $10,000 per year for the chairman of the Nominating and Corporate Governance Committee.

During the year ended December 31, 2025, we also reimbursed trustees for certain out-of-pocket expenses each Independent Trustee incurred in connection with the fulfillment of his or her duties as an Independent Trustee.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees during the fiscal year ended December 31, 2025:

	Fees Earned or Paid in Cash	Total
Hurley Doddy	$154,500	$154,500
Richard Higginbotham	167,000	167,000
Judy Slotkin	172,000	172,000
Ronald Tanemura	157,000	157,000
John D. Hershey	4,500	4,500

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

Policies and Practices Related to the Timing of Equity Awards

We do not grant options, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of February 13, 2026, the beneficial ownership of each person known to us to beneficially own 5% or more of the outstanding shares, all of our trustees and named executive officers, individually, and all of our trustees and officers together as a group. Percentage of beneficial ownership is based on 150,578,335 shares outstanding as of February 13, 2026.

To our knowledge, as of February 13, 2026, there were no persons that owned 25% or more of our outstanding voting securities and no person would be deemed to control us, as such term is defined in the 1940 Act.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon Schedule 13D or Schedule 13G filings by such persons with the SEC and other information obtained from such persons, if available.

Such ownership information is as of the date of the applicable filing and may no longer be accurate.

	Type of Ownership	Number	Percentage
Interested Trustees(1)
Robert (“Bo”) Stanley	Record/Beneficial	44,246(2)	*
Joshua Easterly	Record/Beneficial	71,544(3)	*
Jennifer Gordon	Record/Beneficial	12,890(4)	*
David Stiepleman	Record/Beneficial	27,998(5)	*
Independent Trustees(1)
Richard Higginbotham	Record/Beneficial	8,846	*
Hurley Doddy	Record/Beneficial	10,984	*
Judy Slotkin	Record/Beneficial	10,984	*
Ronald Tanemura	Record/Beneficial	12,884	*
John D. Hershey	Record/Beneficial	—	—
Named Executive Officers Who Are Not Trustees(1)
Ian Simmonds	Record/Beneficial	25,780(6)	*
Michael Graf	Record/Beneficial	8,591(7)	*
Anton Brett	Record/Beneficial	—	—
Other
State of Michigan Retirement System(8)	Record/Beneficial	12,888,879	8.56%
Sixth Street Lending Partners Note Issuer, LLC(9)	Record/Beneficial	10,471,527	6.95%
Flourish Investment Corporation(10)	Record/Beneficial	8,705,567	5.78%
The Public Institution for Social Security(11)	Record/Beneficial	10,311,099	6.85%

All Officers and Trustees as a group (18 persons)	Record/Beneficial	11,104,751	7.37%

* Represents less than 1%.

(1)
The address for all of the Company’s officers and trustees is c/o Sixth Street Lending Partners, 2100 McKinney Avenue, Suite 1500, Dallas TX 75201.
(2)
Such shares are held indirectly through entities for which Mr. Stanley has pass through voting power and no dispositive power.
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
(7)
Such shares are held indirectly through an entity for which Mr. Graf has pass through voting power and no dispositive power.
(8)
The principal address for State of Michigan Retirement System (“Michigan”) is 2501 Coolidge Road Suite 400 East Lansing, Michigan 48823. Information obtained from a Schedule 13G filed by Michigan with the SEC, reporting share ownership as of December 31, 2024. Based on that filing and other information obtained from such person, Michigan maintains the sole power to vote or dispose of 12,888,879 shares.
(9)
The principal address for Sixth Street Lending Partners Note Issuer, LLC (“Note Issuer”) is 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. Information obtained from a Schedule 13D filed by Note Issuer with the SEC, reporting share ownership as of December 17, 2024. Based on that filing and other information obtained from such person, Note Issuer maintains the sole power to vote or dispose of 10,471,527 shares.
(10)
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
(11)
The principal address for The Public Institution for Social Security (“PIFSS”) is AlMurqab, Al-Soor St, Ta’aminat Building, Kuwait City 13104 Kuwait. Information obtained from a Schedule 13D filed by PIFSS with the SEC, reporting share ownership as of December 17, 2024. Based on that filing and other information obtained from such person, PIFSS maintains the sole power to vote or dispose of 10,311,099 shares.

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

Trustee Independence

For information regarding the independence of our trustees, see “ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee and the independent trustees of our Board have selected KPMG LLP to serve as the independent registered public accounting firm for Company for the fiscal years ending December 31, 2025 and December 31, 2024.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$1,100.0	$1,025.0
Audit-Related Fees	50.0	345.0
Tax Fees	112.0	111.0
All Other Fees	—	—
Total Fees	$1,262.0	$1,481.0

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

The Audit Committee of our Board operates under a written charter adopted by the Board. The Audit Committee is currently composed of Messrs. Doddy, Higginbotham, Tanemura, Hershey, and Ms. Slotkin.

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

Conclusion

The Audit Committee also recommended the selection of KPMG LLP to serve as the independent registered public accounting firm for the year ended December 31, 2025.

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

4.7

Third Supplemental Indenture, dated as of September 16, 2024, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2024)

4.8	Form of 5.750% Note Due 2030 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2024 and incorporated by reference)
4.9

Fourth Supplemental Indenture, dated as of January 13, 2025, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 17, 2025)

4.10	Form of 6.125% Note Due 2030 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 17, 2025 and incorporated by reference)
10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.3	Trademark and License Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.4	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on June 28, 2022)
10.6	Fund of Funds Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on August 22, 2022)
10.7

Senior Secured Revolving Credit Agreement, dated January 19, 2023, between Sixth Street Lending Partners, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2023)

10.8

First Amendment to Senior Secured Revolving Credit Agreement, dated as of February 8, 2024, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 9, 2024)

10.9

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of March 4, 2025, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2025)

10.10

Fourth Amendment to Senior Secured Credit Agreement, dated as of September 23, 2025, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 5, 2025)

19.1	Statement of Policy on Insider Trading for Sixth Street Lending Partners (incorporated by reference to Exhibit 19.1 to the Company's Annual report on Form 10-K filed on February 14, 2025)
21.1	Subsidiaries of Sixth Street Lending Partners
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2026	SIXTH STREET LENDING PARTNERS

/s/ Robert (“Bo”) Stanley
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2026.

Signature	Title

/s/ Robert (“Bo”) Stanley Robert (“Bo”) Stanley	Chief Executive Officer and Trustee (Principal Executive Officer)
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Deputy Chief Financial Officer (Principal Accounting Officer)
/s/ Joshua Easterly Joshua Easterly	Trustee and Chairman of the Board of Trustees
/s/ Judy Slotkin Judy Slotkin	Trustee and Chairman of the Audit Committee
/s/ Jennifer Gordon Jennifer Gordon	Trustee

/s/ Richard A. Higginbotham Richard A. Higginbotham	Trustee
/s/ Hurley Doddy Hurley Doddy	Trustee
/s/ David Stiepleman David Stiepleman	Trustee
/s/ Ronald K. Tanemura Ronald K. Tanemura	Trustee
/s/ John D. Hershey John D. Hershey	Trustee