Form 10-Q
period 2026-03-31
Sixth Street Lending Partners
filed 2026-05-06
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of common shares of beneficial interest, $.001 par value per share, outstanding at May 6, 2026 was 150,578,335.

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of trade policies, government regulation and geopolitical conflicts; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $8,587,705 and $7,892,866, respectively)	$8,624,980	$8,108,654
Non-controlled, affiliated investments (amortized cost of $7,335 and $0, respectively)	7,335	—
Total investments at fair value (amortized cost of $8,595,040 and $7,892,866, respectively)	8,632,315	8,108,654
Cash and cash equivalents (restricted cash of $52,929 and $47,671, respectively)	130,200	454,681
Interest receivable	83,282	75,018
Prepaid expenses and other assets	37,163	52,948
Total Assets	$8,882,960	$8,691,301
Liabilities
Debt (net of deferred financing costs of $34,526 and $37,041, respectively)	$4,494,426	$4,132,825
Management fees payable to affiliate	10,226	10,261
Incentive fees on net investment income payable to affiliate	18,407	19,818
Incentive fees on net capital gains accrued to affiliate	—	14,922
Other payables to affiliate	3,393	4,193
Dividends payable	105,405	260,389
Other liabilities	65,457	78,405
Total Liabilities	4,697,314	4,520,813
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (150,578,335 and 146,285,685, shares issued and outstanding, respectively)	151	146
Additional paid-in capital	4,222,651	4,100,272
Distributable earnings	(37,156)	70,070
Total Net Assets	4,185,646	4,170,488
Total Liabilities and Net Assets	$8,882,960	$8,691,301
Net Asset Value Per Share	$27.80	$28.51

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$190,719	$219,163
Paid-in-kind interest income	18,596	14,746
Dividend income	—	1,987
Other income	8,071	4,632
Total investment income from non-controlled, non-affiliated investments	217,386	240,528
Investment income from non-controlled, affiliated investments:
Dividend income	112	—
Total investment income from non-controlled, affiliated investments	112	—
Total Investment Income	217,498	240,528
Expenses
Interest	56,717	56,116
Management fees	27,152	25,684
Incentive fees on net investment income	18,407	21,359
Incentive fees on net capital gains (losses)	(14,922)	(3,050)
Professional fees	1,406	1,975
Trustees’ fees	199	159
Other general and administrative	1,691	1,687
Total expenses	90,650	103,930
Management fees waived (Note 3)	(16,926)	(15,964)
Net Expenses	73,724	87,966
Net Investment Income Before Income Taxes	143,774	152,562
Income taxes, including excise taxes	5	—
Net Investment Income	143,769	152,562
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(178,513)	19,497
Translation of other assets and liabilities in foreign currencies	31,488	(44,230)
Total net change in unrealized gains (losses)	(147,025)	(24,733)
Realized gains (losses):
Non-controlled, non-affiliated investments	1,736	458
Foreign currency transactions	(301)	(180)
Total net realized gains (losses)	1,435	278
Total Net Unrealized and Realized Gains (Losses)	(145,590)	(24,455)
Increase (Decrease) in Net Assets Resulting from Operations	$(1,821)	$128,107
Earnings per common share—basic and diluted	$(0.01)	$0.91
Weighted average common shares outstanding—basic and diluted	$149,253,194	141,179,301

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($303,162 par, due 2/2032)	2/13/2024	SOFR + 4.75%	8.42%	$300,603	$300,658	7.2%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($112,704 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.65%	111,213	110,725	2.6%
	First-lien loan (EUR 51,208 par, due 11/2029)	11/7/2023	E + 7.00%	9.03%	54,300	57,969 (EUR 50,312)	1.4%
	First-lien revolving loan ($12,664 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.66%	12,462	12,369	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.67%	210,867	210,188	5.0%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($224,892 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.17% PIK	221,684	225,454	5.4%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.42%	149,586	149,336	3.6%
Elements Finco Limited (3)(4)	First-lien loan ($25,764 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.92% (incl. 2.25% PIK)	25,612	25,442	0.6%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.67%	20,706	20,544	0.5%
	First-lien loan (GBP 119,538 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	149,147	156,452 (GBP 118,641)	3.7%
Lynx BidCo (3)(4)	First-lien loan ($43,487 par, due 7/2031)	7/5/2024	SOFR + 6.25%	9.95%	42,546	42,789	1.0%
	First-lien loan (EUR 64,600 par, due 7/2031)	7/5/2024	E + 6.25%	8.38%	72,634	73,020 (EUR 63,375)	1.7%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.04%	971	1,054 (EUR 915)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.29%	927	1,054 (EUR 915)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($142,028 par, due 4/2031)	4/30/2024	SOFR + 5.25%	8.92%	140,349	142,784	3.4%
	First-lien revolving loan ($15,344 par, due 4/2030)	4/30/2024	SOFR + 5.25%	8.92%	15,148	15,452	0.4%
Wrangler TopCo, LLC (3)	First-lien loan ($134,574 par, due 9/2029)	7/7/2023	SOFR + 5.75%	9.43%	132,589	134,574	3.2%
					1,360,741	1,379,206	33.0%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.03%	11,706	13,212 (EUR 11,467)	0.3%
	First-lien loan (GBP 19,959 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,699	26,189 (GBP 19,859)	0.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.11%	712	759 (NOK 7,390)	0.0%
	First-lien revolving loan (GBP 636 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	784	834 (GBP 632)	0.1%
FGI Acquisition Corp. (3)(4)	First-lien loan ($89,325 par, due 6/2032)	6/4/2025	SOFR + 5.50%	9.16%	87,695	91,112	2.2%
					124,596	132,106	3.2%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 326,566 par, due 5/2031)	5/22/2024	E + 4.75%	6.77%	354,950	373,447 (EUR 324,116)	8.9%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.00%	9.74%	154,182	155,700	3.7%
Severin Acquisition, LLC (3)	First-lien loan ($190,692 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.42% (incl. 2.25% PIK)	190,653	186,309	4.5%
	First-lien revolving loan ($5,988 par, due 10/2031)	10/1/2024	SOFR + 4.50%	8.18%	5,811	5,539	0.1%
					350,646	347,548	8.3%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($224,138 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.70%	222,104	217,231	5.2%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.84%	764	843 (EUR 732)	0.1%
Arlberg Bidco, LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.40%	4,905	4,913	0.1%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.76%	5,442	5,737 (EUR 4,979)	0.1%
	First-lien revolving loan (EUR 79 par, due 5/2030)	5/28/2024	E + 5.75%	7.76%	79	79 (EUR 69)	0.0%
Volante Technologies, Inc.	First-lien loan ($3,768 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,762	3,957	0.1%
					14,952	15,529	0.4%
Healthcare

Aledade, Inc. (3)	First-lien revolving loan ($31,500 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.42%	30,665	30,150	0.7%
Eventus Buyer, LLC (3)	First-lien loan ($53,648 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	53,035	53,481	1.3%
	First-lien revolving loan ($1,747 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	1,672	1,725	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($124,601 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.92%	122,001	123,181	2.9%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($10,000 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.67%	9,671	9,800	0.2%
LIHA Holdco B.V (3)(4)(5)	First-lien loan (EUR 5,888 par, due 2/2029)	2/24/2023	E + 6.50%	8.63%	6,216	6,716 (EUR 5,829)	0.2%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.63%	363	361 (EUR 313)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($113,385 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.92%	111,476	113,101	2.7%
	First-lien revolving loan ($518 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.92%	484	507	0.0%
Resistance Holdings, Inc. (3)	First-lien loan ($300,000 par, due 3/2031)	3/16/2026	SOFR + 5.00%	8.67%	295,160	295,125	7.1%
Symplr Software Inc. (3)(12)	First-lien loan ($1,266 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.27%	1,118	886	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($269,772 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.20%	265,536	265,726	6.3%
	First-lien revolving loan ($2,236 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.20%	1,992	2,035	0.1%
					899,389	902,794	21.6%
Hotel, Gaming, and Leisure
AVSC Holding Corp. (3)	First-lien loan ($245,935 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.67%	241,730	244,706	5.8%
	First-lien revolving loan ($4,784 par, due 12/2029)	12/5/2024	SOFR + 5.00%	8.67%	4,393	4,652	0.1%
Equinox Holdings, Inc.	First-lien loan ($208,376 par, due 3/2029) (3)	3/8/2024	SOFR + 7.25%	10.95%	206,178	213,586	5.1%
	Second-lien loan ($11,416 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	11,308	12,815	0.3%
Mindbody, Inc. (3)	First-lien loan ($177,778 par, due 3/2033)	3/30/2026	SOFR + 6.00%	9.70%	174,778	174,778	4.2%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,525 par, due 4/2030)	4/10/2024	E + 7.75%	9.77% (incl. 4.13% PIK)	42,509	42,561 (EUR 36,939)	1.0%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.38%	213	238 (EUR 207)	0.1%
					681,109	693,336	16.6%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($210,908 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.41%	208,371	209,326	4.9%
HireVue, Inc. (3)	First-lien loan ($112,795 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.42%	111,168	102,643	2.5%
	First-lien revolving loan ($14,257 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.42%	14,045	12,974	0.3%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($71,903 par, due 10/2029)	10/31/2025	SOFR + 5.25%	8.95%	71,406	70,465	1.7%
					404,990	395,408	9.4%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($134,502 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.70%	132,183	133,157	3.2%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($25,897 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.67%	25,365	25,379	0.6%
Coupa Holdings, LLC (3)	First-lien loan ($144,519 par, due 2/2030)	2/27/2023	SOFR + 5.25%	8.92%	141,779	141,165	3.4%
EDB Parent, LLC (3)(5)	First-lien loan ($18,227 par, due 7/2028)	8/6/2025	SOFR + 7.00%	10.67%	18,061	17,908	0.4%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,536	46,500	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 216,077 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.94% (incl. 3.63% PIK)	21,543	22,453 (SEK 213,894)	0.5%
	First-lien loan (EUR 2,594 par, due 2/2031)	2/20/2024	E + 6.75%	8.88% (incl. 3.63% PIK)	2,785	2,967 (EUR 2,575)	0.1%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.44%	385	398 (SEK 3,789)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($31,563 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.17%	30,936	30,513	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($220,766 par, due 12/2031)	12/18/2024	SOFR + 5.75%	9.44% (incl. 3.13% PIK)	217,468	218,011	5.2%
	First-lien loan (EUR 49,487 par, due 12/2031)	12/18/2024	E + 5.75%	8.06% (incl. 3.13% PIK)	53,075	56,352 (EUR 48,908)	1.3%
Rainfocus, LLC (3)(5)	First-lien loan ($10,971 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.12%	10,967	10,861	0.3%

SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,921 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.17%	31,463	31,921	0.8%
					731,546	737,585	17.6%
Manufacturing
Arcwood Environmental, Inc. (3)	First-lien loan ($130,027 par, due 1/2031)	1/31/2024	SOFR + 5.25%	8.92%	129,482	130,027	3.1%
	First-lien loan ($40,298 par, due 1/2031)	9/27/2024	SOFR + 5.00%	8.69%	40,106	40,298	1.0%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,661 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.42% (incl. 4.75% PIK)	3,604	2,002	0.0%
	Second-lien note ($2,031 par, due 9/2029) (11)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,529	122	0.0%
Leg Purchaser, Inc. (3)	First-lien loan ($205,435 par, due 1/2032)	1/12/2026	SOFR + 5.50%	9.15%	202,156	200,935	4.8%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.63%	13,704	14,738 (EUR 12,791)	0.4%
	First-lien loan (EUR 5,216 par, due 7/2031)	7/11/2024	E + 4.75%	6.88%	5,644	5,960 (EUR 5,173)	0.1%
					396,225	394,082	9.4%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.77%	97,128	98,293	2.3%

Other
Boréal Bidco (3)(4)	First-lien note (EUR 132,122 par, due 3/2032)	3/24/2025	E + 7.00%	9.13% (incl. 4.00% PIK)	140,631	149,947 (EUR 130,140)	3.6%
Cast & Crew, LLC (3)	First-lien loan (CAD 141,657 par, due 1/2029)	2/27/2025	C + 5.50%	7.75%	96,019	39,080 (CAD 54,538)	0.9%
	First-lien loan ($13,493 par, due 12/2028)	1/9/2026	SOFR + 3.75%	7.42%	8,613	5,158	0.1%
Omnigo Software, LLC (3)	First-lien loan ($70,698 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.67%	70,319	69,081	1.7%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	7.88%	80,556	86,013 (EUR 74,651)	2.1%
Sediver S.p.A. (3)(4)	First-lien note (EUR 57,989 par, due 10/2031)	10/29/2024	E + 5.00%	7.13%	61,872	66,463 (EUR 57,684)	1.6%
	First-lien note ($160,437 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.70%	157,770	159,356	3.7%
					615,780	575,098	13.7%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.45%	157,895	163,421	3.9%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($114,978 par, due 8/2031)	8/7/2024	15.00%	15.00%	114,228	126,763	3.0%
Beam Therapeutics, Inc. (3)(4)	First-lien loan ($50,000 par, due 2/2033)	2/24/2026	SOFR + 6.50%	10.16%	49,505	49,500	1.2%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.38%	142,949	157,120 (EUR 136,365)	3.8%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	96,056	99,771 (GBP 75,659)	2.4%
					560,633	596,575	14.3%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	872	910 (GBP 690)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($193,970 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.22%	190,629	188,758	4.4%
Bed Bath and Beyond Inc. (3)(11)(13)	ABL FILO term loan ($10,746 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.57%	10,645	8,516	0.2%
	Roll Up DIP term loan ($45,919 par)	4/24/2023	SOFR + 7.90%	11.57% PIK	45,919	36,391	0.9%
	Super-Priority DIP term loan ($6,500 par)	4/24/2023	SOFR + 7.90%	11.57%	6,500	5,151	0.1%
Belk, Inc. (3)	First-lien loan ($179,091 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.67%	176,791	178,643	4.3%
Blazing Star Parent, LLC (3)	First-lien loan ($197,500 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.67%	194,859	195,525	4.7%
Cordance Operations, LLC (3)	First-lien loan ($27,946 par, due 7/2028)	6/12/2025	SOFR + 8.40%	12.06%	27,335	28,143	0.7%
PDI TA Holdings, Inc. (3)	First-lien loan ($163,269 par, due 2/2031)	2/1/2024	SOFR + 6.00%	9.67% (incl. 2.50% PIK)	161,503	159,595	3.8%
	First-lien revolving loan ($12,352 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.17%	12,215	12,054	0.3%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.52%	8,136	8,528 (EUR 7,401)	0.2%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.52%	374	364 (EUR 316)	0.0%

Tango Management Consulting, LLC (3)(5)	First-lien loan ($13,276 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.16%	13,011	12,854	0.3%
					847,917	834,522	19.9%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($100,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.17%	99,317	99,750	2.4%
Rail Acquisitions LLC	First-lien loan ($28,162 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.67%	27,649	27,704	0.7%
	Second-lien note ($27,700 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	23,924	24,395	0.6%
Ranger Intermediate II, LLC (3)	First-lien loan ($300,564 par, due 10/2031)	10/28/2025	SOFR + 5.50%	9.17%	296,335	296,055	7.1%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 16,150 par, due 9/2030)	9/30/2024	E + 6.00%	8.13%	17,790	18,435 (EUR 16,000)	0.3%
					465,015	466,339	11.1%

Total Debt Investments					8,429,196	8,460,667	202.1%

Equity Investments
Business Services
Artisan Topco LP (9)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	5,892	0.1%
Insight Hideaway Aggregator, L.P. (9)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	21,918	0.5%
Newark FP Co-Invest, L.P. (9)	Partnership (8,555,356 units)	11/8/2023			8,572	6,064	0.1%
Warrior TopCo LP (9)	Class A Units (9,576,271 units)	7/7/2023			9,576	13,527	0.4%
					47,732	47,401	1.1%
Financial Services
AF Eagle Parent, L.P. (9)	Partnership Units (337,024 units)	11/27/2023			11,364	10,597	0.3%
Healthcare
Raptor US Buyer II Corp. (9)	Ordinary Shares (83,408 shares)	3/24/2023			12,876	13,616	0.3%
Human Resource Support Services
bswift, LLC (9)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	10,649	0.3%
Internet Services
Bigtincan Holdings L.P. (9)(10)	Class A Units (1,597,110 units)	4/16/2025			1,630	1,504	0.0%
SMA Technologies Holdings, LLC (9)	Class A Units (244 units)	11/21/2022			244	353	0.0%
	Class B Units (173,048 units)	11/21/2022			10	15	0.0%
					1,884	1,872	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(9)	Convertible Preference Shares (38,503,125 units)	12/11/2024			49,063	53,313 (GBP 40,428)	1.3%
Transportation
Railtrac Holdings Inc. (9)	Warrants (3,824 warrants)	1/27/2025			3,396	3,397	0.1%
Ranger Parent I, Inc. (10)	Series A-1 Preferred Shares (24,436 shares)	10/28/2025	14.50%	14.50% PIK	23,235	22,115	0.5%
	Warrants (16,643 warrants) (9)	10/28/2025			1,353	1,353	0.0%
					27,984	26,865	0.6%
Total Equity Investments					158,509	164,313	3.9%

Joint Venture Investments
Structured Credit Partners JV, LLC (4)(6)(10)	Partnership Interest (25.00% ownership)	12/23/2025			7,335	7,335	0.2%
Total Equity and Joint Venture Investments					165,844	171,648	4.1%
Total Investments					$8,595,040	$8,632,315	206.2%

Derivative Instruments

Interest rate swaps

	Interest Rate Swaps as of March 31, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$6,009	$—	$(5,045)
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	2,725	—	(1,362)
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(9,109)	—	(3,948)
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	14,549	—	(6,403)
Total Hedge Accounting Swaps				2,100,000	14,174	—	(16,758)
Cash collateral				—	52,929	—	—
Total derivatives				$2,100,000	$67,103	$—	$(16,758)

(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)
Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or "C"), Euro Interbank Offer Rate (“EURIBOR” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 26.3% of total assets as of March 31, 2026.
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
(6)
Under the 1940 Act, the Company is deemed to be an "Affiliated Person" (as such term is defined in the 1940 Act) of the portfolio company as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the three months ended March 31, 2026 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the three months ended March 31, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2026	Interest Income	Dividend Income	Other Income
Structured Credit Partners JV, LLC	$—	$7,335	$—	$—	$—	$7,335	$—	$112	$—
Total	$—	$7,335	$—	$—	$—	$7,335	$—	$112	$—

(a)
Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable. When an investment is placed on non-accrual status, any cash flows received by the Company are applied to the outstanding principal balance.

(7)
As of March 31, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $8,621,290, resulting in estimated gross unrealized gains and losses of $370,164 and $435,237, respectively.
(8)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value
Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.
(9)
This investment is non-income producing.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $32,307, or 0.8% of the Company’s net assets.
(11)
Investment is on non-accrual status as of March 31, 2026.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(13)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $29.8 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance

Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	146,285,685	$146	$4,100,272	$70,070	$4,170,488
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	143,769	143,769
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(147,025)	(147,025)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	1,435	1,435
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	4,292,650	5	122,379	—	122,384
Dividends declared from net investment income	—	—	—	(105,405)	(105,405)
Balance at March 31, 2026	150,578,335	$151	$4,222,651	$(37,156)	$4,185,646

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	140,208,028	$140	$3,923,739	$112,591	$4,036,470
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	152,562	152,562
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(24,733)	(24,733)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	278	278
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,456,909	2	41,943	—	41,945
Dividends declared from net investment income	—	—	—	(94,916)	(94,916)
Balance at March 31, 2025	141,664,937	$142	$3,965,682	$145,782	$4,111,606

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$(1,821)	$128,107
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	178,513	(19,497)
Net change in unrealized (gains) losses on foreign currency transactions	(31,488)	44,230
Net realized (gains) losses on investments	(1,736)	(458)
Net realized (gains) losses on foreign currency transactions	(4)	(78)
Net amortization of discount on investments	(9,716)	(15,390)
Amortization of deferred financing costs	2,583	2,945
Amortization of discount on debt	554	522
Purchases and originations of investments, net	(948,465)	(812,814)
Proceeds from investments, net	34,722	109,750
Repayments on investments	240,077	640,773
Paid-in-kind interest	(17,038)	(14,122)
Changes in operating assets and liabilities:
Interest receivable	(6,706)	(5,762)
Interest receivable paid-in-kind	(1,558)	(623)
Prepaid expenses and other assets	(958)	(922)
Management fees payable to affiliate	(35)	2,313
Incentive fees on net investment income payable to affiliate	(1,411)	5,127
Incentive fees on net capital gains accrued to affiliate	(14,922)	(3,067)
Other payables to affiliates	(800)	(307)
Other liabilities	(12,946)	24,099
Net Cash Provided by (Used in) Operating Activities	(593,155)	84,826
Cash Flows from Financing Activities
Borrowings on debt	831,171	1,299,493
Repayments on debt	(424,425)	(1,808,739)
Deferred financing costs	(67)	(17,794)
Dividends paid to shareholders	(138,005)	(51,995)
Net Cash Provided by (Used in) Financing Activities	268,674	(579,035)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(324,481)	(494,209)
Cash, cash equivalents and restricted cash, beginning of period	454,681	1,198,013
Cash, Cash Equivalents and Restricted Cash, End of Period	$130,200	$703,804
Supplemental Information:
Interest paid during the period	$84,899	$64,708
Excise and other taxes paid during the period	$5	$—
Dividends declared during the period	$105,405	$94,916

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$122,384	$41,945

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”), on February 13, 2026.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At March 31, 2026, the independent third-party valuation firms performed their procedures over substantially all of the

Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of March 31, 2026 and March 31, 2025, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For both the three months ended March 31, 2026 and 2025, the Company recorded a net expense of less than $0.1 million and less than $0.1 million, respectively, for U.S. federal excise tax and other taxes.

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

Recent Accounting Standards and Regulatory Updates

In December 2024, the FASB issued ASU No. 2024-04, "Debt with Conversion and Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments," which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company adopted ASU 2024-04, effective March 31, 2026, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In March 2026, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”)”, which intends to improve the guidance in Topic 270, Interim Reporting, in order to improve navigability of required interim disclosures and clarify when that guidance is applicable. This update is effective for interim periods in fiscal years beginning after December 15, 2027. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

In March 2026, the FASB issued ASU No. 2025-12, “Codification Improvements”, which is part of a standing project to address suggestions received from stakeholders that intends to clarify accounting guidance, correct errors and make technical corrections to the Accounting Standards Codification. This update is effective for interim periods in fiscal years beginning after December 15, 2026, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2026, the Company incurred expenses of $1.0 million for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company incurred $1.1 million for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2026, Management Fees (gross of waivers) were $27.2 million. For the three months ended March 31, 2025, Management Fees (gross of waivers) were $25.7 million.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three months ended March 31, 2026, Management Fees of $17.0 million have been waived. For the three months ended March 31, 2025, Management Fees of $16.0 million have been waived.

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

For the three months ended March 31, 2026, Incentive Fees on net investment income were $18.4 million. For the three months ended March 31, 2026, the Company had an accrual of $(14.9) million, related to capital gains fees. For the three months ended March 31, 2025, Incentive Fees on net investment income were $21.4 million. For the three months ended March 31, 2025, the Company had an accrual of $(3.1) million, related to Capital Gains Fees. As of March 31, 2026, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of March 31, 2026 and 2025, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$8,170,751	$8,197,882	$27,131
Second-lien debt investments	36,761	37,331	570
Mezzanine debt investments	221,684	225,454	3,770
Equity investments	158,509	164,313	5,804
Joint venture investments	7,335	7,335	—
Total Investments	$8,595,040	$8,632,315	$37,275

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$7,483,884	$7,659,912	$176,028
Second-lien debt investments	35,279	37,383	2,104
Mezzanine debt investments	215,194	222,366	7,172
Equity and other investments	158,509	188,993	30,484
Total Investments	$7,892,866	$8,108,654	$215,788

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Automotive	3.5%	3.8%
Business Services	16.5%	19.7%
Chemicals	1.5%	1.6%
Communications	4.3%	5.6%
Education	4.0%	4.3%
Electronics	2.5%	2.8%
Financial Services	0.5%	0.4%
Healthcare	10.6%	7.6%
Hotel, Gaming and Leisure	8.0%	6.4%
Human Resource Support Services	4.7%	5.2%
Internet Services	8.6%	7.8%
Manufacturing	4.6%	2.4%
Oil, Gas and Consumable Fuels	1.1%	1.2%
Other (2)	6.7%	7.4%
Pharmaceuticals	7.5%	7.5%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	9.7%	10.1%
Transportation	5.7%	6.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%.
(2)
Includes joint venture investments.

The geographic composition of investments at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
United States
Midwest	19.6%	21.0%
Northeast	13.9%	10.5%
South	17.5%	19.1%
West	23.6%	24.2%
Canada (1)	2.3%	0.0%
Finland (1)	0.0%	0.0%
France	4.1%	4.5%
Germany	1.2%	1.3%
Italy	2.6%	2.8%
Netherlands	0.1%	0.2%
Norway	6.6%	7.2%
Sweden	0.3%	0.3%
United Kingdom	8.2%	8.9%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following table presents the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2026 and 2025, respectively:

			For the three months ended March 31, 2026
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(9,192)	$9,750	$558
Interest rate swap	3/11/2029	150,000	(2,192)	2,438	246
Interest rate swap	1/15/2030	600,000	(9,243)	8,625	(618)
Interest rate swap	7/15/2030	750,000	(10,674)	11,484	810
Total		$2,100,000	$(31,301)	$32,297	$996

			For the three months ended March 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(10,193)	$9,750	$(443)
Interest rate swap	3/11/2029	150,000	(2,442)	2,438	(4)
Interest rate swap	1/15/2030	600,000	(10,245)	8,625	(1,620)
Interest rate swap	7/15/2030	750,000	(9,400)	9,187	(213)
Total		$2,100,000	$(32,280)	$30,000	$(2,280)

For the three months ended March 31, 2026, the Company recognized $16.7 million of unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2026, this amount was offset by a decrease of $6.4 million for a change in carrying value of the 2029 Notes, a decrease of $3.9 million for a change in carrying value of the January 2030 Notes and a decrease of $6.4 million for a change in carrying value of the July 2030 Notes.

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

As of March 31, 2026, the swap transactions had a fair value of $14.2 million which is netted against cash collateral of $52.9 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of March 31, 2026, the derivatives had a fair value of $67.1 million. As of December 31, 2025, the swap transactions had a fair value of $30.9 million, which is netted against cash collateral of $47.7 million on the Company's Consolidated Balance Sheet. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet. As of December 31, 2025, the derivatives had a fair value of $78.6 million.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2026 and December 31, 2025:

	Fair Value Hierarchy at March 31, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$196,804	$8,001,078	$8,197,882
Second-lien debt investments	—	121	37,210	37,331
Mezzanine debt investments	—	—	225,454	225,454
Equity investments	—	—	164,313	164,313
Joint venture investments	—	—	7,335	7,335
Total investments at fair value	$—	$196,925	$8,435,390	$8,632,315
Interest rate swaps	—	14,174	—	14,174
Total	$—	$211,099	$8,435,390	$8,646,489

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$260,984	$7,398,928	$7,659,912
Second-lien debt investments	—	223	37,160	37,383
Mezzanine debt investments	—	—	222,366	222,366
Equity and other investments	—	—	188,993	188,993
Total investments at fair value	$—	$261,207	$7,847,447	$8,108,654
Interest rate swaps	—	30,932	—	30,932
Total	$—	$292,139	$7,847,447	$8,139,586

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026:

	As of and for the Three Months Ended
	March 31, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Joint venture investments	Total
Balance, beginning of period	$7,398,928	$37,160	$222,366	$188,993	$—	$7,847,447
Purchases or originations	932,709	—	—	—	7,335	940,044
Repayments / redemptions	(202,090)	—	—	—	—	(202,090)
Sales proceeds	(3,088)	—	—	—	—	(3,088)
Paid-in-kind interest	9,291	1,354	6,350	—	—	16,995
Net change in unrealized gains (losses)	(142,756)	(1,462)	(3,402)	(24,680)	—	(172,300)
Net realized gains (losses)	34	—	—	—	—	34
Net amortization of discount on securities	8,050	158	140	—	—	8,348
Balance, End of Period	$8,001,078	$37,210	$225,454	$164,313	$7,335	$8,435,390

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2026 and March 31, 2025:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the three months ended	For the three months ended
	March 31, 2026 on	March 31, 2025 on
	Investments Held at	Investments Held at
	March 31, 2026	March 31, 2025
First-lien debt investments	$(137,877)	$23,712
Second-lien debt investments	(1,462)	7,086
Mezzanine debt investments	(3,402)	1,564
Equity investments	(24,681)	6,275
Joint venture investments	—	—
Total	$(167,422)	$38,637

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2026
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$8,001,078	Income approach (1)	Discount rate	7.1% — 23.8% (10.7%)	Decrease
Second-lien debt investments	37,210	Income approach	Discount rate	15.3% — 15.7% (15.6%)	Decrease
Mezzanine debt investments	225,454	Income approach	Discount rate	11.5% — 11.5% (11.5%)	Decrease
Equity investments	164,313	Market Multiple (2)	Comparable multiple	9.0x — 20.0x (14.0x)	Increase
Joint venture investments	7,335	Income approach (3)	Discount rate	—	Decrease
Total	$8,435,390
(1)
Includes $50.1 million of first-lien debt investments valued using an asset waterfall and $39.1 million of first-lien debt investments valued using a comparable market price.
(2)
Includes $75.4 million of equity investments valued using a discounted cash flow analysis.
(3)
Includes $7.3 million of joint venture investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Sixth Street affiliates own 50.0% of the equity interests in SCP and Carlyle affiliates own 50.0%, with investment decisions requiring approval by representatives of both the Sixth Street affiliates and the Carlyle affiliates. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Funding of such commitments requires the approval of SCP's board of managers, including the board members appointed by the Company. SCP's board of managers consists of an equal number of representatives appointed by the Sixth Street-affiliated members of SCP and the Carlyle-affiliated members of SCP. Portfolio construction and investment decisions must be unanimously approved by SCP’s investment committee, as delegated by the board of managers of SCP. Our investment in SCP is made with certain of our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. Because the Company does not own more than 25% of the voting interests of SCP, the Company does not believe that it has control over SCP for accounting purposes under U.S. GAAP or for purposes of the 1940 Act and therefore, does not consolidate SCP.

As of March 31, 2026, SCP had total capital commitments of $600.0 million comprised of $100.0 million of capital commitments from Sixth Street Lending Partners, $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of March 31, 2026, SCP had the following contributed capital and unfunded commitments from its members:

March 31, 2026
Total contributed capital by Sixth Street Lending Partners	$7,335
Total contributed capital by Sixth Street Specialty Lending, Inc.	14,665
Total contributed capital by Carlyle	22,000
Total contributed capital	$44,000
Total unfunded commitments by Sixth Street Lending Partners	92,666
Total unfunded commitments by Sixth Street Specialty Lending, Inc.	185,336
Total unfunded commitments by Carlyle	278,002
Total unfunded commitments	$556,004

As of March 31, 2026, SCP had three wholly owned subsidiaries: (i) Carlyle US CLO 2026-A, Ltd., a Cayman Islands corporation, formed on December 23, 2025; (ii) Carlyle US CLO 2026-B, Ltd., a Cayman Islands corporation, formed on January 5, 2026 and (iii) Sixth Street SCP Warehouse 2, Ltd., a Cayman Islands corporation, formed on January 14, 2026. Each subsidiary primarily invests in broadly syndicated loans. As the subsidiaries are wholly owned subsidiaries, they are consolidated in SCP's unaudited consolidated financial statements commencing from the date of their respective formation.

Below is selected consolidated balance sheet information for SCP as of March 31, 2026:

March 31, 2026
(Unaudited)
Selected Consolidated Balance Sheet Information:
Assets
Investment at fair value (amortized cost of $1,033,006)	$1,028,239
Cash and cash equivalents (1)	12,389
Prepaid expenses and other assets	4,042
Total Assets	$1,044,670
Liabilities and Members' Equity
Secured borrowings	$320,581
Dividend payable	670
Accrued expenses and other liabilities	684,707
Members' equity (2)	38,712
Total Liabilities and Members' Equity	$1,044,670
(1)
As of March 31, 2026, none of Structured Credit Partner's cash and cash equivalents was restricted.
(2)
As of March 31, 2026, the fair value of the Company's ownership interest in the members' equity was $7,335.

Below is selected consolidated statement of operations for SCP for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Selected Consolidated Statement of Operations Information:
Total Investment Income	$1,450
Expenses
Interest expense	531
Other expenses	800
Total expenses	1,331
Net Investment Income	119
Net change in unrealized gains (losses) on investments	(4,767)
Net realized gains (losses) on investments	30
Increase (Decrease) in Net Assets Resulting from Operations	$(4,618)

For the three months ended March 31, 2026, SCP declared $0.7 million in distributions, of which $0.1 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 10.7%.

Below is a summary of SCP's portfolio as of March 31, 2026:

As of
March 31, 2026
Senior Secured Loans (1)	$1,044,693
Weighted average yield on senior secured loans at amortized cost	6.92%
Weighted average yield on senior secured loans at fair value	6.95%
Weighted average spread on senior secured loans	2.89%
Number of borrowers in SCP	334
Floating rate loans	100%
(1)
At par amount.

The industry composition of SCP's portfolio at fair value as of March 31, 2026 is as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$40,712	$40,659	3.9%
Auto Aftermarket & Services	30,623	30,497	3.0%
Beverage & Food	32,615	32,606	3.2%
Business Services	130,746	130,199	12.6%
Capital Equipment	59,961	59,813	5.8%
Chemicals, Plastics & Rubber	21,009	20,809	2.0%
Construction & Building	41,280	40,894	4.0%
Consumer goods: Durable	16,495	16,416	1.6%
Consumer goods: Non-durable	13,240	13,156	1.3%
Consumer Services	84,546	84,303	8.2%
Containers, Packaging & Glass	30,493	30,035	2.9%
Diversified Financial Services	121,301	120,611	11.7%
Energy: Electricity	5,451	5,436	0.5%
Energy: Oil & Gas	15,418	15,414	1.5%
Environmental Industries	8,720	8,742	0.9%
Forest Products & Paper	5,386	5,130	0.5%
Healthcare & Pharmaceuticals	60,156	60,096	5.8%
High Tech Industries	72,970	72,589	7.1%
Leisure Products & Services	66,587	66,372	6.5%
Media: Advertising, Printing & Publishing	12,110	12,118	1.2%
Media: Broadcasting & Subscription	2,723	2,717	0.3%
Media: Diversified & Production	21,050	21,072	2.0%
Metals & Mining	3,981	3,975	0.4%
Retail	22,661	22,493	2.2%
Telecommunications	10,481	10,454	1.0%
Transportation: Cargo	5,198	5,184	0.5%
Transportation: Consumer	19,309	19,194	1.9%
Utilities: Electric	3,187	3,202	0.3%
Utilities: Oil & Gas	1,954	1,948	0.2%
Wholesale	72,643	72,105	7.0%
Total	$1,033,006	$1,028,239	100.0%

The geographic composition of SCP's portfolio at fair value as of March 31, 2026 is as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,855	$1,849	0.2%
Bermuda	1,359	1,386	0.1%
Canada	11,106	11,021	1.1%
Denmark	589	587	0.1%
Germany	15,050	15,048	1.4%
Hong Kong	3,210	3,174	0.3%
Luxembourg	19,525	19,446	1.9%
Netherlands	13,418	13,314	1.3%
United Kingdom	15,189	15,126	1.5%
United States	951,705	947,288	92.1%
Total	$1,033,006	$1,028,239	100.0%

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of March 31, 2026 and December 31, 2025, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, January 2030 Notes and July 2030 Notes as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$760,080	$750,000	$778,345
January 2030 Notes	600,000	591,000	600,000	607,796
July 2030 Notes	750,000	746,508	750,000	769,633
Total	$2,100,000	$2,097,588	$2,100,000	$2,155,774
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of March 31, 2026 and December 31, 2025, the Company had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

As of March 31, 2026, aggregate commitments under the Revolving Credit Facility were $2.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $4.0125 billion.

Pursuant to the Fifth Amendment dated May 1, 2026, with respect to $2.475 billion of commitments, the termination of the revolving period was extended to May 1, 2030 and the stated maturity was extended to May 1, 2031 and the uncommitted accordion that allows the Company, under certain circumstances, to increase the size of the facility, was increased from up to $3.42 billion to up to $4.0125 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, the Company had outstanding debt denominated in British pounds (GBP) of 245.9 million, Canadian dollars (CAD) of 141.7 million, Euros (EUR) 994.4 million and Swedish Krona (SEK) 220.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) 974.5 million and Swedish Krona (SEK) 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of March 31, 2026, the Company had $28.7 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2025, the Company had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $8.7 million and $15.1 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(9.1) million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $14.5 million and $21.0 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

For the three months ended March 31, 2026 and 2025 respectively, the components of interest expense related to the 2029 Notes, January 2030 Notes and July 2030 Notes are as follows.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$32,297	$30,766
Accretion of original issue discount	554	522
Amortization of deferred financing costs	1,308	1,257
Total Interest Expense	$34,159	$32,545

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes, January 2030 Notes and July 2030 Notes. During the three months ended March 31, 2026, the Company received $32.3 million and paid $31.3 million, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. During the three months ended March 31, 2025, the Company received $30.0 million and paid $32.3 million related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swaps.

As of March 31, 2026, the components of the carrying value and the stated interest rates of the 2029 Notes, January 2030 Notes and July 2030 Notes and the stated interest rates were as follows.

	March 31, 2026
	2029 Notes	January 2030 Notes	July 2030 Notes
Principal amount of debt	$750,000	$600,000	$750,000
Original issue discount, net of accretion	(4,162)	(707)	(3,953)
Deferred financing costs	(5,996)	(5,462)	(7,888)
Fair value of an effective hedge	8,735	(9,110)	14,549
Carrying value of debt	$748,577	$584,721	$752,708
Stated interest rate	6.50%	5.75%	6.13%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2026, the Company's swap-adjusted interest rate on the 2029 Notes, January 2030 Notes and July 2030 Notes was SOFR plus 2.45% (on a weighted average basis), 2.55% and 2.01%, respectively.

As of December 31, 2025, the components of the carrying value and the stated interest rates of the 2029 Notes, January 2030 Notes and July 2030 Notes were as follows.

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

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms of the indentures governing the 2029 Notes, January 2030 Notes and July 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company's asset coverage was 192.7% and 200.8%, respectively.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$500,000	$21,994	$478,006	$21,394
Revolving Credit Facility	2,675,000	2,401,607	244,645	2,387,026
2029 Notes	750,000	750,000	—	748,577
January 2030 Notes	600,000	600,000	—	584,721
July 2030 Notes	750,000	750,000	—	752,708
Total Debt	$5,275,000	$4,523,601	$722,651	$4,494,426

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $0.6 million, $14.6 million, $10.2 million, $6.2 million and $11.8 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes, and July 2030 Notes are presented inclusive of an incremental $8.7 million, $(9.1) million and $14.5 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, resulting from a hedge accounting relationship.

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
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $1.0 million, $15.5 million, $11.0 million, $6.6 million, and $12.4 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $15.1 million, $(5.2) million and $21.0 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, resulting from a hedge accounting relationship.

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	53,688	$48,936
Commitment fees	888	1,433
Amortization of deferred financing costs	2,583	2,945
Accretion of original issue discount	554	522
Swap settlement	(996)	2,280
Total Interest Expense	$56,717	$56,116
Average debt outstanding (in millions)	$4,123.9	$3,345.7
Weighted average interest rate	5.1%	6.1%

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

As of March 31, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$241	$246
Aledade, Inc. - Revolver	58,500	62,065
Arcwood Environmental, Inc. - Revolver	19,458	19,458
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	112,730	116,949
Artisan Bidco, Inc. - Revolver	4,222	4,222
AVSC Holding Corp. - Revolver	21,796	26,580
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	29,175
Beam Therapeutics, Inc. - Delayed Draw	150,000	—
Cirrus (Bidco) Ltd - Delayed Draw	440	448
Cordance Operations LLC - Delayed Draw	22,054	45,674
Coupa Holdings, LLC - Delayed Draw & Revolver	23,170	20,427
Crewline Buyer, Inc. - Revolver & Equity	16,295	16,295
EDB Parent, LLC - Delayed Draw	726	1,124
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,465	6,134
Eventus Buyer, LLC - Delayed Draw & Revolver	20,087	16,157
Flight Intermediate HoldCo, Inc. - Delayed Draw	35,913	37,352
Galileo Parent, Inc. - Revolver	—	8,077
Greenshoot Bidco B.V. - Revolver	362	461
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,103	9,407
HireVue, Inc. - Delayed Draw	15,662	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	64,773	62,182
Ingenovis Health Finance, LLC - Revolver	10,000	10,000
Kangaroo Bidco AS - Delayed Draw	22,500	22,500
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	3,437	4,724
Kryptona BidCo US, LLC - Revolver	14,674	14,674
Leg Purchaser Inc. - Revolver	19,565	—
LIHA Holdco B.V. - Delayed Draw & Revolver	157	753
Lynx BidCo - Delayed Draw & Revolver	15,686	15,686
MindBody, Inc. - Revolver	22,222	—
Omnigo Software, LLC - Delayed Draw & Revolver	10,125	10,125
PDI TA Holdings, Inc. - Revolver	882	3,529
Rail Acquisitions LLC - Delayed Draw & Revolver	7,075	7,076
RainFocus, LLC - Delayed Draw	625	887
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,208	1,231
Raptor US Buyer II Corp. - Revolver	3,800	3,800
Resistance Holdings, Inc. - Revolver	25,000	—
Sapphire Software Buyer, Inc. - Revolver	27,027	27,027
Scorpio Bidco - Delayed Draw	16,907	17,234
Sediver S.p.A. - Delayed Draw	32,986	33,623
Severin Acquisition, LLC - Delayed Draw & Revolver	44,945	52,040
Shiftmove GmbH - Delayed Draw	4,436	4,522
SMA Technologies Holdings, LLC - Revolver	3,991	3,991
Sport Alliance GmbH - Revolver	480	489
Structured Credit Partners JV, LLC - Equity	92,666	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	5,756	6,208
Truck-Lite Co., LLC - Delayed Draw & Revolver	30,601	35,191
USA Debusk, LLC - Delayed Draw & Revolver	15,573	37,786
Varinem German Bidco GmbH - Delayed Draw	3,875	4,917
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	33,630	37,289
Wrangler Topco, LLC - Delayed Draw & Revolver	14,136	20,065
Total Portfolio Company Commitments (1)(2)	$1,094,137	$857,800

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

Other Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2026, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2025, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the three months ended March 31, 2026 and 2025. All shares issued to shareholders in the tables below are newly issued shares.

	For the Three Months Ended
	March 31, 2026
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2025	December 31, 2025	January 28, 2026	2,612,068
December 31, 2025	December 31, 2025	January 30, 2026	1,680,582
Total Common Shares Issued			4,292,650

	For the Three Months Ended
	March 31, 2025
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2024	December 31, 2024	January 30, 2025	1,456,909
Total Common Shares Issued			1,456,909

During the three months ended March 31, 2026, the Company issued 4,292,650 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $122.4 million. During the three months ended March 31, 2025, the Company issued 1,456,909 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $41.9 million.

There were no common shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026 and three months ended March 31, 2025.

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
Earnings (loss) per common share—diluted	March 31, 2026	March 31, 2025
Increase (decrease) in net assets resulting from operations	$(1,821)	$128,107
Weighted average Common Shares outstanding—basic and diluted	149,253,194	141,179,301
Earnings (loss) per common share—basic and diluted	$(0.01)	$0.91

11. Dividends

The following tables summarize dividends declared during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2026	Base	March 31, 2026	May 7, 2026	$0.70
Total Dividends Declared				$0.70

	For the Three Months Ended
	March 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2025	Base	March 31, 2025	May 5, 2025	$0.67
Total Dividends Declared				$0.67

The dividends declared during the three months ended March 31, 2026 and 2025 were derived from net investment income and long-term capital gains, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Share Data (1)
Net asset value, beginning of period	$28.51	$28.79

Net investment income (2)	0.96	1.08
Net realized and unrealized gain (loss) (2)	(0.97)	(0.17)
Total from operations	(0.01)	0.91
Dividends declared (3)	(0.70)	(0.67)
Total increase (decrease) in net assets	(0.71)	0.24
Net Asset Value, End of Period	$27.80	$29.02
Total return based on net asset value (4)	3.69%	3.14%
Common shares outstanding, end of period	150,578,335	141,664,937
Ratios / Supplemental Data (5)
Ratio of gross expenses to average net assets without management fee waiver	8.68%	10.20%
Ratio of net expenses to average net assets with management fee waiver	7.06%	8.64%
Ratio of net investment income to average net assets without management fee waiver	12.14%	13.41%
Ratio of net investment income to average net assets with management fee waiver	13.76%	14.98%
Portfolio turnover	13.13%	41.12%
Net assets, end of period	$4,185,646	$4,111,606

(1)
Table may not sum due to rounding.
(2)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(3)
The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(4)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends, assuming reinvestment of dividends, divided by the beginning net asset value per share.
(5)
The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2026.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through March 31, 2026, we have originated approximately $32.3 billion aggregate principal amount of investments and retained approximately $10.7 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of March 31, 2026, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 89.7% of our total investments based on fair value, had a weighted average annual revenue of $835.1 million and weighted average annual EBITDA of $255.0 million. As of March 31, 2026, our core portfolio companies had a median annual revenue of $234.8 million and median annual EBITDA of $70.6 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2026, the largest investment in a single issuer based on fair value represented 4.3% of our total investment portfolio.

As of March 31, 2026, the average investment size in each of our portfolio companies was approximately $115.1 million based on fair value.

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

As of March 31, 2026, the largest industry represented 16.5% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2026, approximately 95.4% of our portfolio was invested in secured debt, including 95.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended March 31, 2026, the weighted average term on new debt investment commitments in new portfolio companies was 6.1 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2026, we had call protection on 90.1% of our debt investments based on fair value, with weighted average call prices of 108.1% for the first year, 104.3% for the second year and 101.9% for the third year, in each case from the date of the initial investment. As of March 31, 2026, 97.4% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $130 billion of assets under management as of March 31, 2026. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 750 investment and operating professionals. As of March 31, 2026, seventy-three (73) of these personnel are dedicated to direct lending, including fifty-nine (59) investment professionals.

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

General Economic Conditions

To date, 2026 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government has announced tariffs on goods imported from various countries to the United States and countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring macroeconomic developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of March 31, 2026, 97.4% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2026, 8.6% of our total investment income was comprised of PIK interest. For the three months ended March 31, 2025, 6.1% of our total investment income was comprised of PIK interest.

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

This market dynamic is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. As a result, the opportunities for dedicated private lenders such as us have continued to expand.

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

Portfolio and Investment Activity

As of March 31, 2026, our portfolio based on fair value consisted of 95.0% first-lien debt investments, 0.4% second-lien debt investments, 2.6% mezzanine investments, 0.1% joint venture investments and 1.9% equity investments. As of December 31, 2025, our portfolio based on fair value consisted of 94.5% first-lien debt investments, 0.5% second-lien debt investments, 2.7% mezzanine investments and 2.3% equity and other investments.

As of March 31, 2026 and December 31, 2025, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.0% and 10.0% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.1% and 10.3%, respectively.

As of March 31, 2026 and December 31, 2025, we had investments in 75 and 74 portfolio companies, respectively, with an aggregate fair value of $8,632.3 million and $8,108.7 million.

For the three months ended March 31, 2026, the principal amount of new investments funded was $880.2 million in five new portfolio companies and five existing portfolio companies. For this period, we had $229.0 million aggregate principal amount in exits, sales and repayments.

For the three months ended March 31, 2025, the principal amount of new investments funded was $671.8 million in six new portfolio companies and three existing portfolio companies. For this period, we had $699.8 million aggregate principal amount in exits, sales and repayments.

Our investment activity for the three months ended March 31, 2026 and March 31, 2025, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
New investment commitments:
Gross originations (1)	$3,108.1	$1,270.8
Less: Syndications/sell downs (1)	1,896.6	536.4
Total new investment commitments	$1,211.5	$734.4
Principal amount of investments funded:
First-lien	$872.9	$566.8
Second-lien	—	23.6
Mezzanine	—	78.0
Equity	—	3.4
Joint Venture	7.3	—
Total	$880.2	$671.8
Principal amount of investments sold or repaid:
First-lien	$229.0	$699.8
Second-lien	—	—
Mezzanine	—	—
Equity	—	—
Joint Venture	—	—
Total	$229.0	$699.8
Number of new investment commitments in new portfolio companies	5	6
Average new investment commitment amount in new portfolio companies (2)	$210.0	$85.1
Weighted average term for new investment commitments in new portfolio companies (in years) (2)	6.1	5.1
Percentage of new debt investment commitments at floating rates	100.0%	96.1%
Percentage of new debt investment commitments at fixed rates	0.0%	3.9%
Weighted average interest rate of new investment commitments	9.3%	10.1%
Weighted average spread over reference rate of new floating rate investment commitments	5.6%	6.3%
Weighted average interest rate on investments fully sold or paid down	9.6%	11.1%

(1)
Includes affiliates of Sixth Street.
(2)
For three months ended March 31, 2026, includes the joint venture investment commitment of $100.0 million which is excluded from the calculation of weighted average term for new investment commitments in new portfolio companies.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
($ in millions) (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$8,170.8	$8,197.9	$7,483.9	$7,659.9
Second-lien debt investments	36.8	37.3	35.3	37.4
Mezzanine debt investments	221.7	225.5	215.2	222.4
Equity investments	158.5	164.3	158.5	189.0
Joint venture investments	7.3	7.3	—	—
Total	$8,595.0	$8,632.3	$7,892.9	$8,108.7

(1)
Table may not sum due to rounding.

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in millions) (1)	Fair Value	Percentage	Fair Value	Percentage
Performing	$8,582.1	99.4%	$8,108.4	100.0%
Non-Accrual (2)(3)	50.2	0.6%	0.2	0.0%
Total	$8,632.3	100.0%	$8,108.7	100.0%

	March 31, 2026		December 31, 2025
($ in millions) (1)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$8,530.4	99.2%	$7,891.3	100.0%
Non-Accrual (2)(3)	64.6	0.8%	1.6	0.0%
Total	$8,595.0	100.0%	$7,892.9	100.0%

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
(3)
December 31, 2025 amounts round to less than 0.1%.

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities (1)	10.0%	10.0%
Weighted average interest rate of debt and income producing securities	9.7%	9.7%
Weighted average spread over reference rate of all floating rate investments	5.9%	5.9%

(1)
Weighted average total portfolio yield at fair value was 9.8% at March 31, 2026 and 9.8% at December 31, 2025.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2026		December 31, 2025
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$8,036.6	93.1%	$7,827.6	96.5%
2	415.2	4.8	230.1	2.9
3	130.3	1.5	50.8	0.6
4	—	—	—	—
5 (1)	50.2	0.6	0.2	0.0
Total	$8,632.3	100.0%	$8,108.7	100.0%

(1)
December 31, 2025 amounts round to less than 0.1%.

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

As of March 31, 2026, SCP had total capital commitments of $600.0 million comprised of $100.0 million of capital commitments from Sixth Street Lending Partners, $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of March 31, 2026, SCP had the following contributed capital and unfunded commitments from its members:

($ in millions)	March 31, 2026
Total contributed capital by Sixth Street Lending Partners	$7.3
Total contributed capital by Sixth Street Specialty Lending, Inc.	14.7
Total contributed capital by Carlyle	22.0
Total contributed capital	$44.0
Total unfunded commitments by Sixth Street Lending Partners	92.7
Total unfunded commitments by Sixth Street Specialty Lending, Inc.	185.3
Total unfunded commitments by Carlyle	278.0
Total unfunded commitments	$556.0

For the three months ended March 31, 2026, SCP declared $0.7 million in distributions, of which $0.1 million was recognized as dividend income in our Unaudited Consolidated Statements of Operations. As of March 31, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 10.7%.

Below is a summary of SCP's portfolio as of March 31, 2026:

As of
($ in millions)	March 31, 2026
Senior Secured Loans (1)	$1,044.7
Weighted average yield on senior secured loans at amortized cost	6.92%
Weighted average yield on senior secured loans at fair value	6.95%
Weighted average spread on senior secured loans	2.89%
Number of borrowers in SCP	334
Floating rate loans	100%

(1)
At par amount.

Results of Operations

Operating results for the three months ended March 31, 2026 and March 31, 2025, were as follows:

	Three Months Ended
($ in millions) (1)	March 31, 2026	March 31, 2025
Total investment income	$217.5	$240.5
Less: Net expenses	73.7	87.9
Net investment income before income taxes	143.8	152.6
Less: Income taxes, including excise taxes (3)	0.0	0.0
Net investment income	143.8	152.6
Net realized gains (losses) (2)	1.4	0.2
Net change in unrealized gains (losses) (2)	(147.0)	(24.7)
Net increase (decrease) in net assets resulting from operations	$(1.8)	$128.1

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

Investment Income

	Three Months Ended
($ in millions) (1)	March 31, 2026	March 31, 2025
Interest from investments	$190.7	$219.2
Paid-in-kind interest income	18.6	14.7
Dividend income (2)	0.1	2.0
Other income	8.1	4.6
Total investment income	$217.5	$240.5

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $219.2 million for the three months ended March 31, 2025 to $190.7 million for the three months ended March 31, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for three months ended March 31, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $14.7 million for the three months ended March 31, 2025 to $18.6 million for the three months ended March 31, 2026, primarily due to increased PIK investments. Dividend income decreased from $2.0 million for the three months ended March 31, 2025 to $0.1 million for three months ended March 31, 2026, primarily due to the timing of dividend payments in 2025. Other income increased from $4.6 million for the three months ended March 31, 2025 to $8.1 million for the three months ended March 31, 2026 primarily due to increased amendment and arranger fees earned.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended
($ in millions) (1)	March 31, 2026	March 31, 2025
Interest	$56.7	$56.0
Management fees (net of waivers)	10.2	9.7
Incentive fees on net investment income	18.4	21.4
Incentive fees on net capital gains (losses)	(14.9)	(3.1)
Professional fees	1.4	2.0
Trustees fees	0.2	0.2
Other general and administrative	1.7	1.7
Net Expenses	$73.7	$87.9

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing costs, increased from $56.0 million for the three months ended March 31, 2025 to $56.7 million for the three months ended March 31, 2026. This increase was primarily due to an increase in average debt outstanding from $3,345.7 million for the three months ended March 31, 2025 to $4,123.9 million for the three months ended March 31, 2026. This was offset by a decrease in the weighted average interest rate in our debt outstanding which decreased from 6.1% for three months ended March 31, 2025 to 5.1% for the three months ended March 31, 2026 due to a change in the mix of our debt financing sources and a change in reference rates.

Management Fees

Management Fees (gross of waivers) increased from $25.7 million for the three months ended March 31, 2025 to $27.2 million for the three months ended March 31, 2026 due to an increase in average assets for the three months ended March 31, 2026 compared to the same period in 2025. Management Fees (net of waivers) increased from $9.7 million for the three months ended March 31, 2025 to

$10.2 million for the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, the Adviser waived Management Fees of $17.0 million and $16.0 million, respectively.

Incentive Fees

Incentive Fees related to pre-incentive net investment income decreased from $21.4 million for the three months ended March 31, 2025 to $18.4 million for the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, $(14.9) million and $(3.1) million were accrued related to Capital Gains Fees, respectively. As of March 31, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $2.0 million for the three months ended March 31, 2025 to $1.4 million for the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, Trustees Fees were $0.2 and $0.2 million, respectively. For the three months ended March 31, 2026 and 2025, Other general and administrative expenses were $1.7 million and $1.7 million, respectively.

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

For both the three months ended March 31, 2026 and 2025, we recorded a net expense of less than $0.1 million and less than $0.1 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
($ in millions) (1)	March 31, 2026	March 31, 2025
Net realized gains (losses) on investments	$1.7	$0.4
Net realized gains (losses) on foreign currency investments (2)	0.0	(0.0)
Net realized gains (losses) on foreign currency transactions (2)(3)	(0.3)	(0.0)
Net realized gains (losses) on foreign currency borrowings (2)	0.0	(0.2)
Net Realized Gains (Losses)	$1.4	$0.2

Change in unrealized gains on investments	$8.1	$76.3
Change in unrealized (losses) on investments	(186.6)	(56.8)
Net Change in Unrealized Gains (Losses) on Investments	$(178.5)	$19.5

Unrealized gains (losses) on foreign currency transactions (2)(3)	0.0	(2.6)
Unrealized gains (losses) on foreign currency borrowings	31.5	(41.6)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$31.5	$(44.2)

Net Change in Unrealized Gains (Losses)	$(147.0)	$(24.7)

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

For the three months ended March 31, 2026, we had net realized gains on investments of $1.7 million. For the three months ended March 31, 2025, we had net realized gains on investments of $0.4 million. For the three months ended March 31, 2026, we had net realized gains on foreign currency investments of less than $0.1 million. For the three months ended March 31, 2025, we had net realized losses on foreign currency investments of less than $0.1 million. For the three months ended March 31, 2026, we had net realized losses of $0.3 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2025, we had net realized losses of less than $0.1 million on foreign currency transactions. For the three months ended March 31, 2026, we had net realized gains of less than $0.1 million on foreign currency borrowings. For the three months ended March 31, 2025, we had a net realized losses of $0.2 million on foreign currency borrowings.

For the three months ended March 31, 2026, we had $8.1 million in unrealized gains on 8 portfolio company investments, which was offset by $186.6 million in unrealized losses on 69 portfolio company investments. Unrealized gains primarily resulted from positive portfolio company specific developments and fluctuations in foreign exchange rates. Unrealized losses primarily resulted from widening credit spreads, negative portfolio company specific developments, the reversal of prior period unrealized gains due to the realization of investments, and fluctuations in foreign exchange rates.

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

For the three months ended March 31, 2026, we had less than $0.1 million of unrealized gains on foreign currency transactions. For the three months ended March 31, 2025, we had $2.6 million of unrealized losses on foreign currency transactions. For the three months ended March 31, 2026, we had unrealized gains of $31.5 million on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, SEK and CAD exchange rates. For the three months ended March 31, 2025, we had $41.6 million in unrealized losses on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through March 31, 2026, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.7% (based on total capital invested of $2.3 billion and total proceeds from these exited investments of $2.8 billion). 97.4% percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three months ended March 31, 2026, we had unrealized gains in $31.5 million on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2026. For the three months ended March 31, 2025, we had $41.6 million in unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2025. See Note 2 for additional disclosure regarding our accounting for foreign currency. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 192.7% and 200.8%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2026, taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we had approximately $478.0 million and $244.6 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of March 31, 2026, we had $130.2 million in cash and cash equivalents, including $52.9 million of restricted cash. For the three months ended March 31, 2026, cash used in operating activities was $593.2 million, primarily attributable to funding portfolio investments of $948.5 million, a decrease in net assets resulting from operations of $1.8 million and other net operating activities of $96.2 million, which was partially offset by repayments and proceeds from investments of $274.8 million and net change in unrealized losses from investments of $178.5 million. Cash provided by financing activities was $268.7 million during the period due to borrowings of $831.2 million, which were partially offset by paydowns on debt of $424.4 million and other financing activities of $138.1 million.

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

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2026, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn). As of December 31, 2025, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

There were no Common Shares issued and proceeds received related to the Company's capital drawdown delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026, we issued 4,292,650 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $122.4 million. During the three months ended March 31, 2025, we issued 1,456,909 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $41.9 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 7.3 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of March 31, 2026 and December 31, 2025, we had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2026 and December 31, 2025, we were in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

As of March 31, 2026, aggregate commitments under the Revolving Credit Facility were $2.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $4.0125 billion.

Pursuant to the Fifth Amendment dated May 1, 2026, with respect to $2.475 billion of commitments, the termination of the revolving period was extended to May 1, 2030 and the stated maturity was extended to May 1, 2031 and the uncommitted accordion that allows us, under certain circumstances, to increase the size of the facility, was increased from up to $3.42 billion to up to $4.0125 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, we had outstanding debt denominated in British pounds (GBP) of 245.9 million, Canadian dollars (CAD) of 141.7 million, Euros (EUR) 994.4 million and Swedish Krona (SEK) 220.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) 974.5 million and Swedish Krona (SEK) 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of March 31, 2026, we had $28.7 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2025, we had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $8.7 million and $15.1 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, our effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(9.1) million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, our effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $14.5 million and $21.0 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions) (1)	Amount Committed	Principal	Available (2)	Value (3)(4)
Subscription Facility	$500.0	$22.0	$478.0	$21.4
Revolving Credit Facility	2,675.0	2,401.6	244.6	2,387.0
2029 Notes	750.0	750.0	—	748.6
January 2030 Notes	600.0	600.0	—	584.7
July 2030 Notes	750.0	750.0	—	752.7
Total Debt	$5,275.0	$4,523.6	$722.7	$4,494.4

(1)
Table may not sum due to rounding.
(2)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(3)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts of $0.6 million, $14.6 million, $10.2 million, $6.2 million and $11.8 million, respectively.
(4)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $8.7 million, $(9.1) million and $14.5 million respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

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
(3)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts of $1.0 million, $15.5 million, $11.0 million, $6.6 million and $12.4 million, respectively.
(4)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $15.1 million, $(5.2) million and $21.0 million respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of March 31, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Aledade, Inc. - Revolver	58.5	62.1
Arcwood Environmental, Inc. - Revolver	19.5	19.5
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	112.7	116.9
Artisan Bidco, Inc. - Revolver	4.2	4.2
AVSC Holding Corp. - Revolver	21.8	26.6
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
Beam Therapeutics, Inc. - Delayed Draw	150.0	—
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations LLC - Delayed Draw	22.0	45.7
Coupa Holdings, LLC - Delayed Draw & Revolver	23.2	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
EDB Parent, LLC - Delayed Draw	0.7	1.1
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.5	6.1
Eventus Buyer, LLC - Delayed Draw & Revolver	20.1	16.2
Flight Intermediate HoldCo, Inc. - Delayed Draw	35.9	37.4
Galileo Parent, Inc. - Revolver	—	8.1
Greenshoot Bidco B.V. - Revolver	0.4	0.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.1	9.4
HireVue, Inc. - Delayed Draw	15.7	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	64.8	62.2
Ingenovis Health Finance, LLC - Revolver	10.0	10.0
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	3.4	4.7
Kryptona BidCo US, LLC - Revolver	14.7	14.7
Leg Purchaser Inc. - Revolver	19.6	—
LIHA Holdco B.V. - Delayed Draw & Revolver	0.2	0.8
Lynx BidCo - Delayed Draw & Revolver	15.7	15.7
MindBody, Inc. - Revolver	22.2	—
Omnigo Software, LLC - Delayed Draw & Revolver	10.1	10.1
PDI TA Holdings, Inc. - Revolver	0.9	3.5
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	7.1
RainFocus, LLC - Delayed Draw	0.6	0.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.2
Raptor US Buyer II Corp. - Revolver	3.8	3.8
Resistance Holdings, Inc. - Revolver	25.0	—
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	16.9	17.2
Sediver S.p.A. - Delayed Draw	33.0	33.6
Severin Acquisition, LLC - Delayed Draw & Revolver	44.9	52.0
Shiftmove GmbH - Delayed Draw	4.4	4.5
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.5	0.5
Structured Credit Partners JV, LLC - Equity	92.7	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	5.7	6.2
Truck-Lite Co., LLC - Delayed Draw & Revolver	30.6	35.2
USA Debusk, LLC - Delayed Draw & Revolver	15.6	37.8
Varinem German Bidco GmbH - Delayed Draw	3.9	4.9
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	33.6	37.3
Wrangler Topco, LLC - Delayed Draw & Revolver	14.1	20.1
Total Portfolio Company Commitments (1)(2)	$1,094.1	$857.8

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

Other Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2026 is as follows:

	Payments Due by Period
		Less than
($ in millions) (1)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$22.0	$22.0	$—	$—	$—
Revolving Credit Facility	2,401.6	—	—	2,401.6	—
2029 Notes	750.0	—	750.0	—	—
January 2030 Notes	600.0	—	—	600.0	—
July 2030 Notes	750.0	—	—	750.0	—
Total Contractual Obligations	$4,523.6	$22.0	$750.0	$3,751.6	$—

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement

Critical Accounting Estimates

Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 13, 2026, and elsewhere in our filings with the SEC. The critical accounting policies and estimates should be read in connection with our risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of March 31, 2026, 97.4% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, January 2030 Notes and July 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$250.9	$135.7	$115.2
Up 200 basis points	$167.3	$90.5	$76.8
Up 100 basis points	$83.6	$45.2	$38.4
Down 25 basis points	$(20.9)	$(11.3)	$(9.6)
Down 50 basis points	$(41.8)	$(22.6)	$(19.2)
Down 75 basis points	$(62.7)	$(33.9)	$(28.8)
Down 100 basis points	$(83.6)	$(45.2)	$(38.4)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Revolving Credit Facility

On May 1, 2026, the Company entered into a Fifth Amendment to the Revolving Credit Facility, which, among other changes, (a) extends the termination of the revolving period on all $2.475 billion of outstanding revolving commitments thereunder to May 1, 2030 and the stated maturity date to May 1, 2031 and (b) increases the uncommitted accordion that allows the Company, under certain circumstances, to increase the size of the facility, from up to $3.42 billion to up to $4.0125 billion. The foregoing description is only a summary of certain of the provisions of the Fifth Amendment and is qualified in its entirety by the underlying agreement, which is filed as Exhibit 10.1 to this report, and incorporated by reference herein.

Item 6. Exhibits.

3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on June 28, 2022)
10.1

Fifth Amendment to Senior Secured Credit Agreement, dated as of May 1, 2026, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sixth Street Lending Partners

Date: May 6, 2026	By:	/s/ Robert ("Bo") Stanley
Robert ("Bo") Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)