Form 10-Q
period 2026-06-30
Sixth Street Lending Partners
filed 2026-08-05
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at August 5, 2026 was 161,090,631.

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of trade policies, government regulation and geopolitical conflicts may adversely affect our operations and the operations of our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $8,586,771 and $7,892,866, respectively)	$8,626,425	$8,108,654
Non-controlled, affiliated investments (amortized cost of $25,704 and $0, respectively)	26,925	—
Total investments at fair value (amortized cost of $8,612,475 and $7,892,866, respectively)	8,653,350	8,108,654
Cash and cash equivalents (restricted cash of $63,654 and $47,671, respectively)	82,499	454,681
Interest receivable	88,570	75,018
Prepaid expenses and other assets	24,763	52,948
Total Assets	$8,849,182	$8,691,301
Liabilities
Debt (net of deferred financing costs of $38,624 and $37,041, respectively)	$4,088,266	$4,132,825
Management fees payable to affiliate	10,602	10,261
Incentive fees on net investment income payable to affiliate	20,391	19,818
Incentive fees on net capital gains accrued to affiliate	—	14,922
Other payables to affiliate	4,562	4,193
Dividends payable	112,763	260,389
Other liabilities	82,909	78,405
Total Liabilities	4,319,493	4,520,813
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (161,090,631 and 146,285,685, shares issued and outstanding, respectively)	161	146
Additional paid-in capital	4,523,648	4,100,272
Distributable earnings	5,880	70,070
Total Net Assets	4,529,689	4,170,488
Total Liabilities and Net Assets	$8,849,182	$8,691,301
Net Asset Value Per Share	$28.12	$28.51

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$207,392	$213,348	$398,112	$432,511
Paid-in-kind interest income	18,089	16,542	36,685	31,287
Dividend income	—	2,616	—	4,604
Other income	12,215	8,584	20,285	13,216
Total investment income from non-controlled, non-affiliated investments	237,696	241,090	455,082	481,618
Investment income from non-controlled, affiliated investments:
Dividend income	845	—	957	—
Total investment income from non-controlled, affiliated investments	845	—	957	—
Total Investment Income	238,541	241,090	456,039	481,618
Expenses
Interest	59,956	59,054	116,672	115,169
Management fees	27,314	26,185	54,466	51,869
Incentive fees on net investment income	20,391	21,036	38,798	42,395
Incentive fees on net capital gains (losses)	—	232	(14,922)	(2,818)
Professional fees	2,393	2,196	3,800	4,171
Trustees’ fees	200	163	400	322
Other general and administrative	2,262	1,446	3,952	3,133
Total expenses	112,516	110,312	203,166	214,241
Management fees waived (Note 3)	(16,712)	(16,256)	(33,638)	(32,220)
Net Expenses	95,804	94,056	169,528	182,021
Net Investment Income Before Income Taxes	142,737	147,034	286,511	299,597
Income taxes, including excise taxes	1	16	6	17
Net Investment Income	142,736	147,018	286,505	299,580
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	2,379	119,383	(176,134)	138,879
Non-controlled, affiliated investments	1,221	—	1,221	—
Translation of other assets and liabilities in foreign currencies	9,408	(104,839)	40,896	(149,068)
Income tax provision	—	(846)	—	(846)
Total net change in unrealized gains (losses)	13,008	13,698	(134,017)	(11,035)
Realized gains (losses):
Non-controlled, non-affiliated investments	—	8,528	1,736	8,987
Foreign currency transactions	55	(11,318)	(246)	(11,499)
Total net realized gains (losses)	55	(2,790)	1,490	(2,512)
Total Net Unrealized and Realized Gains (Losses)	13,063	10,908	(132,527)	(13,547)
Increase (Decrease) in Net Assets Resulting from Operations	$155,799	$157,926	$153,978	$286,033
Earnings per common share—basic and diluted	$1.02	$1.11	$1.02	$2.02
Weighted average common shares outstanding—basic and diluted	152,429,976	142,575,112	150,850,360	141,881,062

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (8)	Percentage of Net Assets

Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($302,396 par, due 2/2032)	2/13/2024	SOFR + 4.75%	8.41%	$299,933	$299,066	6.6%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($112,416 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.68%	111,016	109,606	2.4%
	First-lien loan (EUR 51,077 par, due 11/2029)	11/7/2023	E + 7.00%	9.17%	54,209	56,936 (EUR 49,800)	1.3%
	First-lien revolving loan ($13,790 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.68%	13,601	13,368	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,216 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.64%	210,455	208,477	4.6%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($231,172 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.17% PIK	228,106	230,594	5.1%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.41%	149,723	147,235	3.3%
Elements Finco Limited (3)(4)	First-lien loan ($25,911 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.89% (incl. 2.25% PIK)	25,765	25,522	0.6%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.64%	20,713	20,492	0.5%
	First-lien loan (GBP 120,284 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	150,201	158,450 (GBP 119,382)	3.5%
Lynx BidCo (3)(4)	First-lien loan ($44,104 par, due 7/2031)	7/5/2024	SOFR + 6.25%	9.98%	43,266	43,684	1.0%
	First-lien loan (EUR 68,300 par, due 7/2031)	7/5/2024	E + 6.25%	8.54%	76,935	77,207 (EUR 67,530)	1.7%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.17%	972	1,046 (EUR 915)	0.0%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.42%	929	1,046 (EUR 915)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($141,669 par, due 4/2031)	4/30/2024	SOFR + 5.25%	8.91%	140,112	142,731	3.1%
	First-lien revolving loan ($16,031 par, due 4/2030)	4/30/2024	SOFR + 5.25%	8.91%	15,847	16,194	0.4%
Wrangler TopCo, LLC (3)	First-lien loan ($134,232 par, due 9/2029)	7/7/2023	SOFR + 5.50%	9.17%	132,356	133,861	3.0%
					1,374,206	1,386,449	30.8%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.15%	11,732	13,017 (EUR 11,386)	0.3%
	First-lien loan (GBP 19,959 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,734	26,226 (GBP 19,760)	0.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.47%	713	743 (NOK 7,353)	0.0%
	First-lien revolving loan (GBP 635 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	785	834 (GBP 628)	0.0%
					36,964	40,820	0.9%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 326,566 par, due 5/2031)	5/22/2024	E + 4.75%	6.95%	355,117	371,496 (EUR 324,933)	8.2%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.00%	9.66%	154,362	153,900	3.4%
Severin Acquisition, LLC (3)	First-lien loan ($191,928 par, due 10/2031)	10/1/2024	SOFR + 5.00%	8.64% (incl. 2.25% PIK)	191,887	185,883	4.1%
	First-lien revolving loan ($11,227 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.39%	11,058	10,609	0.2%
					357,307	350,392	7.7%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($223,581 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.73%	221,626	216,689	4.8%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.00%	768	831 (EUR 727)	0.0%
Arlberg Bidco, LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.40%	4,909	4,938	0.1%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.98%	5,441	5,650 (EUR 4,942)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,029 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,025	3,158	0.1%
					14,143	14,577	0.3%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($42,051 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.41%	41,261	42,051	0.9%

BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($90,000 par, due 6/2031)	6/4/2026	SOFR + 6.00%	9.66%	88,407	88,136	1.9%
Eventus Buyer, LLC (3)	First-lien loan ($53,512 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	52,940	53,512	1.2%
	First-lien revolving loan ($3,493 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	3,422	3,493	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($124,288 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.89%	121,786	125,233	2.8%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($10,000 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.67%	9,691	9,850	0.2%
LIHA Holdco B.V. (3)(4)(5)	First-lien loan (EUR 5,873 par, due 2/2029)	2/24/2023	E + 6.50%	8.79%	6,210	6,715 (EUR 5,873)	0.1%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.79%	364	363 (EUR 318)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($113,093 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.89%	111,347	112,810	2.5%
	First-lien revolving loan ($518 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.89%	487	507	0.0%
Resistance Holdings, Inc. (3)	First-lien loan ($292,500 par, due 3/2031)	3/16/2026	SOFR + 5.00%	8.73%	287,967	289,325	6.4%
Symplr Software Inc. (3)(12)	First-lien loan ($1,263 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.26%	1,134	826	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($273,523 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.23%	269,430	269,420	5.9%
	First-lien revolving loan ($2,236 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.23%	2,004	2,035	0.1%
					996,450	1,004,276	22.1%
Hotel, Gaming and Leisure
AVSC Holding Corp. (3)	First-lien loan ($245,314 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.64%	241,265	245,928	5.4%
	First-lien revolving loan ($3,190 par, due 12/2029)	12/5/2024	SOFR + 5.00%	8.62%	2,825	3,256	0.1%
Equinox Holdings, Inc.	First-lien loan ($208,376 par, due 3/2029) (3)	3/8/2024	SOFR + 7.25%	10.98%	206,264	211,502	4.7%
	Second-lien loan ($11,872 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	11,783	13,059	0.3%
Mindbody, Inc. (3)	First-lien loan ($177,778 par, due 3/2033)	3/30/2026	SOFR + 6.00%	9.73%	174,846	175,778	3.9%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,912 par, due 4/2030)	4/10/2024	E + 7.75%	9.99% (incl. 4.13% PIK)	43,016	42,871 (EUR 37,497)	0.9%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.54%	214	238 (EUR 208)	0.0%
					680,213	692,632	15.3%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($210,368 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.42%	208,050	208,264	4.6%
HireVue, Inc. (3)	First-lien loan ($116,330 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.42%	114,838	104,988	2.3%
	First-lien revolving loan ($14,257 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.49%	14,062	12,867	0.3%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($71,723 par, due 10/2029)	10/31/2025	SOFR + 5.25%	8.89%	71,257	70,109	1.5%
					408,207	396,228	8.7%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($134,158 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.73%	131,962	132,146	2.9%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($25,832 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.73%	25,368	25,315	0.6%
Coupa Holdings, LLC (3)	First-lien loan ($157,284 par, due 2/2030)	2/27/2023	SOFR + 5.25%	8.91%	154,754	153,351	3.4%
	First-lien revolving loan ($6,692 par, due 2/2029)	2/27/2023	SOFR + 5.25%	8.90%	6,550	6,441	0.1%
EDB Parent, LLC (3)(5)	First-lien loan ($18,627 par, due 7/2028)	8/6/2025	SOFR + 5.75%	9.41%	18,478	18,255	0.4%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,584	49,058	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 286,087 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.74% (incl. 3.63% PIK)	29,145	29,560 (SEK 286,087)	0.7%
	First-lien loan (EUR 2,618 par, due 2/2031)	2/20/2024	E + 6.75%	9.04% (incl. 3.63% PIK)	2,814	2,993 (EUR 2,618)	0.1%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.24%	386	404 (SEK 3,906)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($32,941 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.17%	32,363	32,035	0.7%
	First-lien revolving loan ($206 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.15%	169	149	0.0%
Kryptona BidCo US, LLC (3)	First-lien loan ($222,529 par, due 12/2031)	12/18/2024	SOFR + 5.75%	9.42% (incl. 3.13% PIK)	219,363	220,145	4.9%

	First-lien loan (EUR 49,883 par, due 12/2031)	12/18/2024	E + 5.75%	8.06% (incl. 3.13% PIK)	53,560	56,457 (EUR 49,381)	1.2%
Rainfocus, LLC (3)(5)	First-lien loan ($11,135 par, due 4/2031)	4/25/2025	SOFR + 5.88%	9.62%	11,131	10,995	0.2%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,841 par, due 10/2028)	10/31/2022	SOFR +5.50%	9.17%	31,426	31,752	0.7%
					763,053	769,056	17.0%
Manufacturing
ASP Unifrax Holdings, Inc. (11)(12)	First-lien loan ($3,676 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.41% (incl. 4.75% PIK)	3,585	1,595	0.0%
	Second-lien note ($2,031 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,529	10	0.0%
Leg Purchaser, Inc. (3)	First-lien loan ($194,087 par, due 1/2032)	1/12/2026	SOFR + 5.25%	8.92%	191,353	199,909	4.4%
	First-lien revolving loan ($11,348 par, due 1/2032)	1/12/2026	P + 4.25%	11.00%	11,077	11,348	0.3%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.63%	13,708	14,588 (EUR 12,760)	0.3%
	First-lien loan (EUR 5,216 par, due 7/2031)	7/11/2024	E + 4.75%	6.88%	5,648	5,890 (EUR 5,151)	0.1%
					226,900	233,340	5.1%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.74%	97,249	98,049	2.2%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 133,458 par, due 3/2032)	3/24/2025	E + 7.00%	9.29% (incl. 4.00% PIK)	142,264	151,438 (EUR 132,457)	3.3%
Cast & Crew, LLC (3)	First-lien loan (CAD 141,298 par, due 1/2029)	2/27/2025	C + 5.50%	7.80%	95,965	37,597 (CAD 53,340)	0.8%
	First-lien loan ($13,457 par, due 12/2028)	1/9/2026	SOFR + 3.75%	7.41%	8,916	5,029	0.1%
Omnigo Software, LLC (3)	First-lien loan ($70,521 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.64%	70,154	68,908	1.5%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	8.04%	80,646	85,349 (EUR 74,651)	1.9%
Sediver S.p.A. (3)(4)	First-lien note (EUR 57,989 par, due 10/2031)	10/29/2024	E + 5.00%	7.29%	61,976	65,950 (EUR 57,684)	1.5%
	First-lien note ($160,437 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.73%	157,879	159,356	3.5%
					617,800	573,627	12.6%
Pharmaceuticals
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($113,832 par, due 8/2031)	8/7/2024	15.00%	15.00%	113,140	128,345	2.8%
Beam Therapeutics, Inc. (3)(4)	First-lien loan ($50,000 par, due 2/2033)	2/24/2026	SOFR + 6.50%	10.14%	49,518	50,125	1.1%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.54%	143,064	155,906 (EUR 136,365)	3.4%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	96,127	100,418 (GBP 75,659)	2.2%
					401,849	434,794	9.5%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 705 par, due 8/2030)	8/9/2024	S + 5.75%	9.48% (incl. 2.50% PIK)	885	936 (GBP 705)	0.0%
	First-lien loan (GBP 58 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	74	77 (GBP 58)	0.0%
					959	1,013	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($193,480 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.28%	190,281	191,545	4.2%
Bed Bath and Beyond Inc. (3)(11)(13)	ABL FILO term loan ($7,084 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.54%	7,017	5,437	0.1%
	Roll Up DIP term loan ($43,217 par)	4/24/2023	SOFR + 7.90%	11.54% PIK	43,217	33,169	0.7%
	Super-Priority DIP term loan ($5,826 par)	4/24/2023	SOFR + 7.90%	11.54%	5,826	4,471	0.1%
Belk, Inc. (3)	First-lien loan ($167,164 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.67%	165,095	167,582	3.7%
Blazing Star Parent, LLC (3)	First-lien loan ($196,250 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.67%	193,746	195,759	4.3%
Cordance Operations, LLC (3)	First-lien loan ($32,385 par, due 7/2028)	6/12/2025	SOFR + 8.15%	11.79%	31,837	31,732	0.7%
PDI TA Holdings, Inc. (3)	First-lien loan ($163,876 par, due 2/2031)	2/1/2024	SOFR + 6.00%	9.66% (incl. 2.50% PIK)	162,193	157,731	3.5%
	First-lien revolving loan ($13,234 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.17%	13,104	12,738	0.3%
Photo Holdings, LLC (3)	First-lien loan ($250,000 par, due 6/2031)	6/22/2026	SOFR + 7.00%	10.68%	237,927	243,125	5.4%

Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.70%	8,147	8,438 (EUR 7,381)	0.2%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.70%	375	360 (EUR 315)	0.0%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($13,693 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.18%	13,436	13,260	0.3%
					1,072,201	1,065,347	23.5%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($100,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.16%	99,402	99,750	2.2%
Frontline Road Safety Operations, LLC (3)	First-lien loan ($40,625 par, due 3/2032)	6/2/2026	SOFR + 5.00%	8.64%	38,620	38,594	0.9%
Rail Acquisitions LLC	First-lien loan ($27,963 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.67%	27,475	27,432	0.6%
	Second-lien note ($28,662 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	25,030	25,512	0.6%
Ranger Intermediate II, LLC (3)	First-lien loan ($299,813 par, due 10/2031)	10/28/2025	SOFR + 5.75%	9.42%	295,741	294,566	6.5%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 16,150 par, due 9/2030)	9/30/2024	E + 6.00%	8.29%	17,817	18,236 (EUR 15,950)	0.4%
					504,085	504,090	11.2%
Total Debt Investments					8,428,262	8,451,941	186.5%

Equity Investments
Business Services
Artisan Topco LP (9)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	6,089	0.1%
Insight Hideaway Aggregator, L.P. (9)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	27,018	0.6%
Newark FP Co-Invest, L.P. (9)	Partnership (8,555,356 units)	11/8/2023			8,572	5,079	0.1%
Warrior TopCo LP (9)	Class A Units (9,576,271 units)	7/7/2023			9,576	15,657	0.3%
					47,732	53,843	1.1%
Financial Services
AF Eagle Parent, L.P. (9)	Partnership Units (337,024 units)	11/27/2023			11,364	13,636	0.3%
Healthcare
Raptor US Buyer II Corp. (9)	Ordinary Shares (83,408 shares)	3/24/2023			12,876	13,842	0.3%
Human Resource Support Services
bswift, LLC (9)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	10,687	0.2%
Internet Services
Bigtincan Holdings L.P. (9)(10)	Class A Units (1,597,110 units)	4/16/2025			1,630	1,630	0.2%
SMA Technologies Holdings, LLC (9)	Class A Units (244 units)	11/21/2022			244	360	0.0%
	Class B Units (173,048 units)	11/21/2022			10	16	0.0%
					1,884	2,006	0.2%
Pharmaceuticals
Elysium BidCo Limited (4)(9)	Convertible Preference Shares (38,503,125 units)	12/11/2024			49,063	53,403 (GBP 40,236)	1.2%
Transportation
Railtrac Holdings Inc. (9)	Warrants (3,824 warrants)	1/27/2025			3,396	3,397	0.1%
Ranger Parent I, Inc. (10)	Series A-1 Preferred Shares (24,436 shares)	10/28/2025	14.50%	14.50% PIK	23,235	22,317	0.5%
	Warrants (16,643 warrants) (9)	10/28/2025			1,353	1,353	0.0%
					27,984	27,067	0.6%
Total Equity Investments					158,509	174,484	3.9%

Joint Venture Investments
Structured Credit Partners JV, LLC (4)(6)(10)	Partnership Interest (25.00% ownership)	12/23/2025			25,704	26,925	0.6%
Total Equity and Joint Venture Investments					184,213	201,409	4.5%
Total Investments					$8,612,475	$8,653,350	191.0%

Derivative Instruments

Interest rate swaps

	Interest Rate Swaps as of June 30, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$20	$—	$(11,034)
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	1,124	—	(2,963)
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(14,862)	—	(9,701)
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	5,305	—	(15,647)
Total Hedge Accounting Swaps				2,100,000	(8,413)	—	(39,345)
Cash collateral				—	63,654	—	—
Total derivatives				$2,100,000	$55,241	$—	$(39,345)
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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or "C"), Euro Interbank Offer Rate (“EURIBOR” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 23.9% of total assets as of June 30, 2026.
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
(6)
Under the 1940 Act, the Company is deemed to be an "Affiliated Person" (as defined in the 1940 Act) of the portfolio company as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the six months ended June 30, 2026 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the six months ended June 30, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2026	Interest Income	Dividend Income	Other Income
Structured Credit Partners JV, LLC	$—	$25,704	$—	$1,221	$—	$26,925	$—	$957	$—
Total	$—	$25,704	$—	$1,221	$—	$26,925	$—	$957	$—

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

(7)
As of June 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $8,638,659, resulting in estimated gross unrealized gains and losses of $192,501 and $244,500, respectively.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $51,545, or 1.1% of the Company’s net assets.
(11)
Investment is on non-accrual status as of June 30, 2026.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(13)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $30.9 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share amounts)

Company (1)(9)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (6)	Percentage of Net Assets

Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($303,927 par, due 2/2032)	2/13/2024	SOFR + 4.75%	8.48%	$301,240	$304,775	7.3%
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($112,992 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.94%	111,413	112,427	2.7%
	First-lien loan (EUR 51,339 par, due 11/2029)	11/7/2023	E + 7.00%	9.03%	54,392	59,993 (EUR 51,082)	1.4%
	First-lien revolving loan ($12,664 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.95%	12,448	12,580	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($213,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.72%	210,732	214,938	5.2%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($218,542 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.37% PIK	215,194	222,366	5.3%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.59%	149,453	153,537	3.7%
Dye & Durham Corp. (3)(4)(12)	First-lien loan ($945 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.02%	933	869	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($25,620 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.97% (incl. 2.25 % PIK)	25,461	25,876	0.6%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.72%	20,698	20,961	0.5%
	First-lien loan (GBP 118,804 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	148,110	161,795 (GBP 120,289)	3.9%
Galileo Parent, Inc. (3)	First-lien loan ($148,035 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	145,285	149,515	3.6%
	First-lien revolving loan ($15,481 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	15,088	15,716	0.4%
Lynx BidCo (3)(4)	First-lien loan ($42,872 par, due 7/2031)	7/5/2024	SOFR + 6.50%	10.17%	41,889	43,037	1.0%
	First-lien loan (EUR 63,686 par, due 7/2031)	7/5/2024	E + 6.50%	8.52%	71,523	74,642 (EUR 63,555)	1.8%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.08%	970	1,087 (EUR 926)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.33%	926	1,079 (EUR 919)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($124,825 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.00%	123,182	125,602	3.0%
	First-lien revolving loan ($13,511 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.06%	13,316	13,615	0.3%
Wrangler TopCo, LLC (3)	First-lien loan ($134,915 par, due 9/2029)	7/7/2023	SOFR + 5.75%	9.49%	132,801	136,465	3.3%
					1,493,814	1,546,100	37.1%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.07%	11,664	13,809 (EUR 11,758)	0.3%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,173	26,681 (GBP 19,836)	0.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.23%	712	745 (NOK 7,520)	0.0%
	First-lien revolving loan (GBP 592 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	724	807 (GBP 600)	0.1%
FGI Acquisition Corp. (3)(4)	First-lien loan ($89,550 par, due 6/2032)	6/4/2025	SOFR + 5.50%	9.27%	87,867	88,878	2.1%
					124,140	130,920	3.1%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 326,566 par, due 5/2031)	5/22/2024	E + 4.75%	6.78%	354,785	385,453 (EUR 328,199)	9.2%
X Holdings. Inc. (12)	First-lien loan ($37,351 par, due 10/2029) (3)	2/5/2025	SOFR + 6.75%	10.45%	36,391	36,657	0.9%
	First-lien loan ($29,710 par, due 10/2029)	4/28/2025	9.50%	9.50%	29,040	29,583	0.7%
					420,216	451,693	10.8%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.25%	9.99%	154,004	159,300	3.8%
Severin Acquisition, LLC (3)	First-lien loan ($188,983 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.47% (incl. 2.25% PIK)	188,763	188,381	4.5%
					342,767	347,681	8.3%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($224,695 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.87%	222,585	223,437	5.4%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.77%	763	860 (EUR 732)	0.1%

Arlberg Bidco, LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.60%	4,903	4,963	0.1%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.82%	5,431	5,917 (EUR 5,038)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,619 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,613	3,755	0.1%
					14,710	15,495	0.4%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($27,935 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.54%	27,055	27,035	0.6%
Eventus Buyer, LLC (3)	First-lien loan ($48,106 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	47,455	47,800	1.1%
	First-lien revolving loan ($3,493 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	3,414	3,461	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($124,914 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.97%	122,665	123,734	3.0%
	First-lien revolving loan ($2,591 par, due 7/2030)	7/31/2025	P + 4.25%	11.00%	2,145	2,348	0.1%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($10,000 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.82%	9,651	9,850	0.2%
LIHA Holdco B.V (3)(4)(5)	First-lien loan (EUR 5,903 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	6,220	6,989 (EUR 5,951)	0.2%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	363	377 (EUR 321)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($113,676 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	111,605	114,529	2.7%
	First-lien revolving loan ($518 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	481	551	0.0%
Symplr Software Inc. (3)(12)	First-lien loan ($1,269 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.44%	1,102	1,075	0.1%
Velocity Clinical Research, Inc. (3)	First-lien loan ($266,113 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	261,736	264,783	6.3%
	First-lien revolving loan ($2,236 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	1,981	2,169	0.1%
					595,873	604,701	14.5%
Hotel, Gaming and Leisure
AVSC Holding Corp. (3)	First-lien loan ($246,557 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.72%	241,780	245,874	5.9%
Equinox Holdings, Inc.	First-lien loan ($206,789 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	11.92% (incl. 4.13% PIK)	204,506	213,509	5.1%
	Second-lien loan ($10,983 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	10,855	12,960	0.3%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,133 par, due 4/2030)	4/10/2024	E + 7.75%	9.77% (incl. 4.13% PIK)	42,004	43,502 (EUR 37,041)	1.0%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.27%	212	256 (EUR 218)	0.1%
					499,357	516,101	12.4%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($211,448 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.64%	208,696	211,977	5.1%
HireVue, Inc. (3)	First-lien loan ($108,669 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.59%	106,908	104,323	2.5%
	First-lien revolving loan ($14,113 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.57%	13,884	13,548	0.3%
MadCap Software, Inc. (3)(5)	First-lien loan ($2,450 par, due 12/2026)	12/15/2023	SOFR + 6.10%	9.77%	2,429	2,450	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($72,084 par, due 10/2029)	10/31/2025	SOFR + 5.25%	8.92%	71,556	71,543	1.7%
					403,473	403,841	9.7%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($134,846 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.67%	132,407	135,520	3.2%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($25,962 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.88%	25,409	25,637	0.6%
Coupa Holdings, LLC (3)	First-lien loan ($127,629 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.09%	125,533	128,740	3.1%
EDB Parent, LLC (3)(5)	First-lien loan ($17,830 par, due 7/2028)	8/6/2025	SOFR + 7.00%	10.84%	17,648	17,830	0.4%
Flight Intermediate HoldCo, Inc.	First-lien loan ($46,500 par, due 4/2030)	10/3/2024	11.50%	11.50%	45,517	46,849	1.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 214,115 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.60% (incl. 3.63% PIK)	21,310	23,226 (SEK 214,115)	0.6%
	First-lien loan (EUR 2,571 par, due 2/2031)	2/20/2024	E + 6.75%	8.77% (incl. 3.63% PIK)	2,756	3,019 (EUR 2,571)	0.1%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.00%	384	424 (SEK 3,906)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($30,276 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.23%	29,638	29,751	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($139,587 par, due 12/2031)	12/18/2024	SOFR + 6.00%	9.70% (incl. 3.25% PIK)	136,982	140,744	3.4%

	First-lien loan (EUR 32,304 par, due 12/2031)	12/18/2024	E + 6.00%	8.06% (incl. 3.25% PIK)	33,371	38,224 (EUR 32,546)	0.9%
Rainfocus, LLC (3)(5)	First-lien loan ($10,709 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.24%	10,621	10,682	0.3%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,921 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.32%	31,423	32,640	0.8%
					612,999	633,286	15.2%
Manufacturing
Arcwood Environmental, Inc. (3)	First-lien loan ($130,358 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.09%	129,788	131,107	3.1%
	First-lien loan ($43,450 par, due 1/2031)	9/27/2024	SOFR + 5.00%	8.71%	43,235	43,450	1.0%
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,619 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.75% (incl. 4.75% PIK)	3,558	2,877	0.1%
	Second-lien note ($2,024 par, due 9/2029) (13)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,559	223	0.0%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.57%	13,699	15,097 (EUR 12,855)	0.4%
	First-lien loan (EUR 4,392 par, due 7/2031)	7/11/2024	E + 4.75%	6.82%	4,684	5,158 (EUR 4,392)	0.1%
					196,523	197,912	4.7%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.82%	97,007	98,537	2.4%

Other
Boréal Bidco (3)(4)	First-lien note (EUR 130,813 par, due 3/2032)	3/24/2025	E + 7.25%	9.27% (incl. 5.75% PIK)	139,015	152,482 (EUR 129,832)	3.7%
Cast & Crew, LLC (3)	First-lien loan (CAD 142,016 par, due 1/2029)	2/27/2025	C + 5.50%	7.77%	96,076	60,867 (CAD 83,434)	1.5%
Omnigo Software, LLC (3)	First-lien loan ($70,875 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.70%	70,484	70,470	1.7%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	7.77%	80,467	88,995 (EUR 75,776)	2.1%
Sediver S.p.A. (3)(4)	First-lien note (EUR 57,989 par, due 10/2031)	10/29/2024	E + 5.00%	7.02%	61,770	68,001 (EUR 57,900)	1.6%
	First-lien note ($160,437 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.68%	157,662	159,757	3.8%
					605,474	600,572	14.4%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($157,895 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.42%	157,895	158,289	3.8%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($113,694 par, due 8/2031)	8/7/2024	15.00%	15.00%	112,901	127,337	3.0%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.27%	142,838	161,788 (EUR 137,756)	3.9%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	95,988	102,800 (GBP 76,429)	2.5%
					509,622	550,214	13.2%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	871	939 (GBP 698)	0.0%
Retail and Consumer Products
Acosta (3)(12)	First-lien loan ($194,460 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.22%	190,978	189,923	4.6%
Bed Bath and Beyond Inc. (3)(11)	ABL FILO term loan ($10,746 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.62%	10,645	8,651	0.2%
	Roll Up DIP term loan ($45,919 par)	4/24/2023	SOFR + 7.90%	11.62% PIK	45,919	36,965	0.9%
	Super-Priority DIP term loan ($6,500 par)	4/24/2023	SOFR + 7.90%	11.62%	6,500	5,232	0.1%
Belk, Inc. (3)	First-lien loan ($182,813 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.82%	180,382	183,270	4.4%
Blazing Star Parent, LLC (3)	First-lien loan ($198,750 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.82%	195,927	196,266	4.7%
Cordance Operations, LLC (3)	First-lien loan ($4,326 par, due 7/2028)	6/12/2025	SOFR + 8.65%	12.53%	3,955	4,755	0.1%
PDI TA Holdings, Inc. (3)	First-lien loan ($163,683 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	161,838	164,093	3.9%
	First-lien revolving loan ($9,705 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	9,561	9,738	0.2%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.51%	8,126	8,862 (EUR 7,546)	0.2%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.43%	374	385 (EUR 328)	0.1%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($12,825 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.50%	12,551	12,601	0.3%
					826,756	820,741	19.7%

Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($100,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.33%	99,233	100,750	2.4%
Rail Acquisitions LLC	First-lien loan ($31,521 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.86%	30,927	31,182	0.7%
	Second-lien note ($26,779 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	22,865	24,200	0.6%
Ranger Intermediate II, LLC (3)	First-lien loan ($300,564 par, due 10/2031)	10/28/2025	SOFR + 5.50%	9.36%	296,142	297,558	7.1%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 16,150 par, due 9/2030)	9/30/2024	E + 6.00%	8.03%	17,763	19,026 (EUR 16,200)	0.5%
					466,930	472,716	11.3%

Total Debt Investments					7,734,357	7,919,661	189.9%

Equity Investments
Business Services
Artisan Topco LP (8)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	6,700	0.2%
Insight Hideaway Aggregator, L.P. (8)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	25,228	0.5%
Newark FP Co-Invest, L.P. (8)	Partnership (8,555,356 units)	11/8/2023			8,572	8,122	0.2%
Warrior TopCo LP (8)	Class A Units (9,576,271 units)	7/7/2023			9,576	14,939	0.4%
					47,732	54,989	1.3%
Financial Services
AF Eagle Parent, L.P. (8)	Partnership Units (337,024 units)	11/27/2023			11,364	15,881	0.4%
Healthcare
Raptor US Buyer II Corp. (8)	Ordinary Shares (83,408 shares)	3/24/2023			12,876	14,904	0.4%
Human Resource Support Services
bswift, LLC	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	15,023	0.4%
Internet Services
Bigtincan Holdings L.P. (8)(10)	Class A Units (1,597,110 units)	4/16/2025			1,630	1,630	0.0%
SMA Technologies Holdings, LLC (8)	Class A Units (244 units)	11/21/2022			244	423	0.0%
	Class B Units (173,048 units)	11/21/2022			10	18	0.0%
					1,884	2,071	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(8)	Convertible Preference Shares (38,503,125 units)	12/11/2024			49,063	58,651 (GBP 43,605)	1.4%
Transportation
Railtrac Holdings Inc. (8)(10)	Warrants (3,824 warrants)	1/27/2025			3,396	3,396	0.1%
Ranger Parent I, Inc. (10)	Series A-1 Preferred Shares (24,436 shares)	10/28/2025	14.50%	14.50% PIK	23,235	22,725	0.5%
	Warrants (16,643 warrants) (8)	10/28/2025			1,353	1,353	0.0%
					27,984	27,474	0.6%

Total Equity Investments					158,509	188,993	4.5%

Total Investments					$7,892,866	$8,108,654	194.4%

Derivative Instruments

Interest rate swaps

	Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$11,054	$—	$13,262
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	4,087	—	2,958
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(5,161)	—	18,974
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	20,952	—	20,952
Total Hedge Accounting Swaps				2,100,000	30,932	—	56,146
Cash collateral				—	47,671	—	—
Total derivatives				$2,100,000	$78,603	$—	$56,146

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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	146,285,685	$146	$4,100,272	$70,070	$4,170,488
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	143,769	143,769
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(147,025)	(147,025)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	1,435	1,435
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	4,292,650	5	122,379	—	122,384
Dividends declared from net investment income	—	—	—	(105,405)	(105,405)
Balance at March 31, 2026	150,578,335	$151	$4,222,651	$(37,156)	$4,185,646
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	142,736	142,736
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,008	13,008
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	55	55
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	8,677,493	9	249,991	—	250,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,834,803	1	51,006	—	51,007
Dividends declared from net investment income	—	—	—	(112,763)	(112,763)
Balance at June 30, 2026	161,090,631	$161	$4,523,648	$5,880	$4,529,689

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	140,208,028	$140	$3,923,739	$112,591	$4,036,470
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	152,562	152,562
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(24,733)	(24,733)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	278	278
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,456,909	2	41,943	—	41,945
Dividends declared from net investment income	—	—	—	(94,916)	(94,916)
Balance at March 31, 2025	141,664,937	$142	$3,965,682	$145,782	$4,111,606
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	147,018	147,018
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,698	13,698
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,790)	(2,790)
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,479,035	1	42,920	—	42,921
Dividends declared from net investment income	—	—	—	(100,200)	(100,200)
Balance at June 30, 2025	143,143,972	$143	$4,008,602	$203,508	$4,212,253

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$153,978	$286,033
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	174,913	(138,879)
Net change in unrealized (gains) losses on foreign currency transactions	(40,896)	149,068
Net realized (gains) losses on investments	(1,736)	(8,987)
Net realized (gains) losses on foreign currency transactions	(1)	(51)
Net amortization of discount on investments	(18,803)	(32,318)
Amortization of deferred financing costs	5,215	6,254
Amortization of discount on debt	1,120	1,027
Purchases and originations of investments, net	(1,425,370)	(1,307,497)
Proceeds from investments, net	34,722	155,552
Repayments on investments	722,995	1,099,912
Paid-in-kind interest	(31,384)	(29,981)
Changes in operating assets and liabilities:
Interest receivable	(8,251)	3,155
Interest receivable paid-in-kind	(5,301)	(1,306)
Prepaid expenses and other assets	(2,697)	(1,713)
Management fees payable to affiliate	341	2,524
Incentive fees on net investment income payable to affiliate	573	4,804
Incentive fees on net capital gains accrued to affiliate	(14,922)	(2,835)
Other payables to affiliates	369	2,252
Other liabilities	(3,907)	69,345
Net Cash Provided by (Used in) Operating Activities	(459,042)	256,359
Cash Flows from Financing Activities
Borrowings on debt	1,462,996	1,917,694
Repayments on debt	(1,426,936)	(2,201,893)
Deferred financing costs	(6,798)	(17,829)
Dividends paid to shareholders	(192,402)	(103,989)
Capital calls	250,000	—
Net Cash Provided by (Used in) Financing Activities	86,860	(406,017)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(372,182)	(149,658)
Cash, cash equivalents and restricted cash, beginning of period	454,681	1,198,013
Cash, Cash Equivalents and Restricted Cash, End of Period	$82,499	$1,048,355
Supplemental Information:
Interest paid during the period	$108,612	$87,216
Excise and other taxes paid during the period	$6	$17
Dividends declared during the period	$218,168	$195,116

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$173,391	$84,866

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated;

for example, with the word "million" or otherwise)

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

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from the registration requirements of the Securities Act. Common Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares of the Company pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the investors.

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

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by the Company’s Board of Trustees (the “Board”), based on, among other things, the input of the Adviser, the Company’s Audit Committee and independent third-party valuation firms engaged at the direction of the Company's Board of Trustees (the "Board").

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At June 30, 2026, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of June 30, 2026 and June 30, 2025, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For both the three and six months ended June 30, 2026, the Company recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. For both the three and six months ended June 30, 2025, the Company recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes.

For both the three and six months ended June 30, 2026, there was no recorded deferred tax liability. For both the three and six months ended June 30, 2025, the Company recorded a deferred tax liability of $0.8 million pertaining to net unrealized gains from one of our investments.

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

For the three and six months ended June 30, 2026, the Company incurred expenses of $1.4 million and $2.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $0.9 million and $2.0 million, respectively for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2026, Management Fees (gross of waivers) were $27.3 million and $54.5 million, respectively. For the three and six months ended June 30, 2025, Management Fees (gross of waivers) were $26.2 million and $51.9 million.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and six months ended June 30, 2026, Management Fees of $16.7 million and $33.7 million, respectively, have been waived. For the three and six months ended June 30, 2025, Management Fees of $16.3 million and $32.2 million, respectively, have been waived.

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

For the three and six months ended June 30, 2026, Incentive Fees on net investment income were $20.4 million and $38.8 million, respectively. For the three and six months ended June 30, 2026, the Company had no accrual and an accrual of $(14.9) million, respectively, related to capital gains fees. For the three and six months ended June 30, 2025, Incentive Fees on net investment income were $21.0 million and $42.4 million, respectively. For the three and six months ended June 30, 2025, the Company had an accrual of $0.2 million and $(2.8) million, respectively, related to Capital Gains Fees. As of June 30, 2026, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

As of June 30, 2026 and 2025, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$8,161,814	$8,182,766	$20,952
Second-lien debt investments	38,342	38,581	239
Mezzanine debt investments	228,106	230,594	2,488
Equity investments	158,509	174,484	15,975
Joint venture investments	25,704	26,925	1,221
Total Investments	$8,612,475	$8,653,350	$40,875

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$7,483,884	$7,659,912	$176,028
Second-lien debt investments	35,279	37,383	2,104
Mezzanine debt investments	215,194	222,366	7,172
Equity investments	158,509	188,993	30,484
Total Investments	$7,892,866	$8,108,654	$215,788

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Automotive	3.5%	3.8%
Business Services	16.6%	19.7%
Chemicals	0.5%	1.6%
Communications	4.3%	5.6%
Education	4.0%	4.3%
Electronics	2.5%	2.8%
Financial Services	0.3%	0.4%
Healthcare	11.8%	7.6%
Hotel, Gaming and Leisure	8.0%	6.4%
Human Resource Support Services	4.7%	5.2%
Internet Services	8.9%	7.8%
Manufacturing	2.7%	2.4%
Oil, Gas and Consumable Fuels	1.1%	1.2%
Other (2)	7.0%	7.4%
Pharmaceuticals	5.7%	7.5%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	12.3%	10.1%
Transportation	6.1%	6.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%.
(2)
Includes joint venture investments.

The geographic composition of investments at fair value at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
United States
Midwest	17.6%	21.0%
Northeast	12.1%	10.5%
South	18.6%	19.1%
West	27.2%	24.2%
Canada (1)	2.4%	0.0%
Finland (1)	0.0%	0.0%
France	4.2%	4.5%
Germany	1.1%	1.3%
Italy	2.6%	2.8%
Netherlands	0.1%	0.2%
Norway	6.6%	7.2%
Sweden	0.4%	0.3%
United Kingdom	7.1%	8.9%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2026 and 2025, respectively:

			For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(9,427)	$9,750	$323	$(18,619)	$19,500	$881
Interest rate swap	3/11/2029	150,000	(2,247)	2,438	191	(4,438)	4,875	437
Interest rate swap	1/15/2030	600,000	(9,480)	8,625	(855)	(18,723)	17,250	(1,473)
Interest rate swap	7/15/2030	750,000	(10,817)	11,485	668	(21,490)	22,968	1,478
Total		$2,100,000	$(31,971)	$32,298	$327	$(63,270)	$64,593	$1,323

			For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(10,508)	$9,750	$(758)	$(20,701)	$19,500	$(1,201)
Interest rate swap	3/11/2029	150,000	(2,517)	2,438	(79)	(4,960)	4,875	(85)
Interest rate swap	1/15/2030	600,000	(10,561)	8,625	(1,936)	(20,805)	17,250	(3,555)
Interest rate swap	7/15/2030	750,000	(12,168)	11,484	(684)	(21,568)	20,672	(896)
Total		$2,100,000	$(35,754)	$32,297	$(3,457)	$(68,034)	$62,297	$(5,737)

For the three and six months ended June 30, 2026, the Company recognized $22.6 million and $39.3 million, respectively, of unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2026, this amount was offset by a decrease of $7.6 million and $14.0 million, respectively, for a change in carrying value of the 2029 Notes, a decrease of $5.8 million and $9.7 million, respectively, for a change in carrying value of the January 2030 Notes and a decrease of $9.2 million and $15.6 million, respectively, for a change in carrying value of the July 2030 Notes.

For the three and six months ended June 30, 2025, the Company recognized $22.0 million and $56.8 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, this amount was offset by $6.6 million and $16.8 million, respectively, increase in the carrying value of the 2029 Notes. For the three and six months ended June 30, 2025, this amount was offset by $7.2 million and $17.6 million, respectively, increase in the carrying value of the January 2030 Notes. For the three and six months ended June 30, 2025, this amount was offset by $8.2 million and $22.4 million, respectively, increase in the carrying value of the July 2030 Notes.

As of June 30, 2026, the swap transactions had a fair value of $(8.4) million which is netted against cash collateral of $63.7 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of June 30, 2026, the derivatives had a fair value of $55.2 million. As of December 31, 2025, the swap transactions had a fair value of $30.9 million, which is netted against cash collateral of $47.7 million on the Company's Consolidated Balance Sheet. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet. As of December 31, 2025, the derivatives had a fair value of $78.6 million.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2026 and December 31, 2025:

	Fair Value Hierarchy at June 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$198,996	$7,983,770	$8,182,766
Second-lien debt investments	—	10	38,571	38,581
Mezzanine debt investments	—	—	230,594	230,594
Equity investments	—	—	174,484	174,484
Joint venture investments	—	—	26,925	26,925
Total investments at fair value	$—	$199,006	$8,454,344	$8,653,350
Interest rate swaps	—	(8,413)	—	(8,413)
Total	$—	$190,593	$8,454,344	$8,644,937

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$260,984	$7,398,928	$7,659,912
Second-lien debt investments	—	223	37,160	37,383
Mezzanine debt investments	—	—	222,366	222,366
Equity investments	—	—	188,993	188,993
Total investments at fair value	$—	$261,207	$7,847,447	$8,108,654
Interest rate swaps	—	30,932	—	30,932
Total	$—	$292,139	$7,847,447	$8,139,586

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026:

	As of and for the Three Months Ended
	June 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Joint venture investments	Total
Balance, beginning of period	$8,001,078	$37,210	$225,454	$164,313	$7,335	$8,435,390
Purchases or originations	458,535	—	—	—	18,369	476,904
Repayments / redemptions	(482,370)	—	—	—	—	(482,370)
Sales proceeds	—	—	—	—	—	—
Paid-in-kind interest	6,648	1,418	6,280	—	—	14,346
Net change in unrealized gains (losses)	(8,418)	(220)	(1,282)	10,171	1,221	1,472
Net realized gains (losses)	15	—	—	—	—	15
Net amortization of discount on securities	8,282	163	142	—	—	8,587
Balance, End of Period	$7,983,770	$38,571	$230,594	$174,484	$26,925	$8,454,344

	As of and for the Six Months Ended
	June 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Joint venture investments	Total
Balance, beginning of period	$7,398,928	$37,160	$222,366	$188,993	$—	$7,847,447
Purchases or originations	1,391,246	—	—	—	25,704	1,416,950
Repayments / redemptions	(684,461)	—	—	—	—	(684,461)
Sales proceeds	(3,088)	—	—	—	—	(3,088)
Paid-in-kind interest	15,939	2,772	12,630	—	—	31,341
Net change in unrealized gains (losses)	(151,174)	(1,682)	(4,684)	(14,509)	1,221	(170,828)
Net realized gains (losses)	49	—	—	—	—	49
Net amortization of discount on securities	16,331	321	282	—	—	16,934
Balance, End of Period	$7,983,770	$38,571	$230,594	$174,484	$26,925	$8,454,344

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025:

	As of and for the Three Months Ended
	June 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$6,686,427	$121,036	$204,815	$164,182	$7,176,460
Purchases or originations	382,321	—	—	667	382,988
Repayments / redemptions	(374,771)	(83,916)	—	—	(458,687)
Sales proceeds	(5,659)	—	—	(11,763)	(17,422)
Paid-in-kind interest	10,390	1,229	4,192	—	15,811
Net change in unrealized gains (losses)	128,445	(11,140)	935	(973)	117,267
Net realized gains (losses)	26	—	—	7,188	7,214
Net amortization of discount on securities	11,530	5,056	150	—	16,736
Balance, End of Period	$6,838,709	$32,265	$210,092	$159,301	$7,240,367

	As of and for the Six Months Ended
	June 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$6,728,411	$93,469	$123,184	$154,511	$7,099,575
Purchases or originations	1,059,498	19,198	76,440	4,063	1,159,199
Repayments / redemptions	(1,015,095)	(83,916)	—	—	(1,099,011)
Sale proceeds	(115,419)	—	—	(11,763)	(127,182)
Paid-in-kind interest	20,009	2,167	7,709	—	29,885
Net change in unrealized gains (losses)	134,497	(4,055)	2,500	5,302	138,244
Net realized gains (losses)	486	—	—	7,188	7,674
Net amortization of discount on securities	26,322	5,402	259	—	31,983
Balance, End of Period	$6,838,709	$32,265	$210,092	$159,301	$7,240,367

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2026 and June 30, 2025:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Three Months Ended	For the Three Months Ended
	June 30, 2026 on	June 30, 2025 on
	Investments Held at	Investments Held at
	June 30, 2026	June 30, 2025
First-lien debt investments	$1,266	$140,705
Second-lien debt investments	(220)	699
Mezzanine debt investments	(1,282)	935
Equity investments	10,171	4,802
Joint venture investments	1,221	—
Total	$11,156	$147,141

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Six Months Ended	For the Six Months Ended
	June 30, 2026 on	June 30, 2025 on
	Investments Held at	Investments Held at
	June 30, 2026	June 30, 2025
First-lien debt investments	$(143,350)	$154,408
Second-lien debt investments	(1,682)	1,105
Mezzanine debt investments	(4,684)	2,499
Equity investments	(14,509)	8,984
Joint venture investments	1,221	—
Total	$(163,004)	$166,996

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2026
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$7,983,770	Income approach (1)	Discount rate	7.6% — 27.5% (10.9%)	Decrease
Second-lien debt investments	38,571	Income approach	Discount rate	16.2% — 16.5% (16.3%)	Decrease
Mezzanine debt investments	230,594	Income approach	Discount rate	11.9% — 11.9% (11.9%)	Decrease
Equity investments	174,484	Market Multiple (2)	Comparable multiple	10.4x — 22.0x (14.6x)	Increase
Joint venture investments	26,925	Income approach (3)	Discount rate	12.5% — 12.5% (12.5%)	Decrease
Total	$8,454,344

(1)
Includes $43.1 million of first-lien debt investments which were valued using an asset waterfall and $37.6 million of first-lien debt investments which were valued using a comparable market price.
(2)
Includes $75.7 million of equity investments which were valued using a discounted cash flow analysis.
(3)
Includes $26.9 million of joint venture investments which were valued using a discounted cash flow analysis.

	December 31, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$7,398,928	Income approach (1)	Discount rate	6.6% — 17.5% (9.8%)	Decrease
Second-lien debt investments	37,160	Income approach	Discount rate	12.5% — 14.1% (13.6%)	Decrease
Mezzanine debt investments	222,366	Income approach	Discount rate	10.8% — 10.8% (10.8%)	Decrease
Equity investments	188,993	Market Multiple (2)	Comparable multiple	2.8x — 25.0x (13.5x)	Increase
Total	$7,847,447

(1)
Includes $50.8 million of first-lien debt investments which were valued using an asset waterfall and $60.9 million of first-lien debt investments which were valued using a comparable market price.
(2)
Includes $81.4 million of equity investments which were valued using a discounted cash flow analysis.

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

As of June 30, 2026, SCP had total capital commitments of $600.0 million comprised of $100.0 million of capital commitments from Sixth Street Lending Partners, $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of June 30, 2026, SCP had the following contributed capital and unfunded commitments from its members:

June 30, 2026
Total contributed capital by Sixth Street Lending Partners	$25,704
Total contributed capital by Sixth Street Specialty Lending, Inc.	51,391
Total contributed capital by Carlyle	77,095
Total contributed capital	$154,190
Total unfunded commitments by Sixth Street Lending Partners	74,297
Total unfunded commitments by Sixth Street Specialty Lending, Inc.	148,610
Total unfunded commitments by Carlyle	222,907
Total unfunded commitments	$445,814

As of June 30, 2026, SCP had five wholly owned subsidiaries: (i) Carlyle US CLO 2026-3, Ltd., a Cayman Islands corporation; (ii) Carlyle US CLO 2026-B, Ltd., a Cayman Islands corporation; (iii) Sixth Street CLO 32, Ltd., a Cayman Islands corporation; (iv) Sixth Street SCP Warehouse 3, Ltd., a Cayman Islands corporation and (v) Sixth Street SCP Warehouse 4, Ltd., a Cayman Islands corporation. Each subsidiary primarily invests in broadly syndicated loans. As the subsidiaries are wholly owned subsidiaries, they are consolidated in SCP's unaudited consolidated financial statements commencing from the date of their respective formation.

Below is selected consolidated balance sheet information for SCP as of June 30, 2026:

June 30, 2026
(unaudited)
Selected Consolidated Balance Sheet Information:
Assets
Investment at fair value (amortized cost of $1,664,368)	$1,659,630
Cash and cash equivalents (1)	130,014
Prepaid expenses and other assets	39,844
Total Assets	$1,829,488
Liabilities and Members' Equity
Secured borrowings	$1,357,281
Dividend payable	5,070
Accrued expenses and other liabilities	317,605
Members' equity (2)	149,290
Non-controlling interest	242
Total Liabilities and Members' Equity	$1,829,488
(1)
As of June 30, 2026, $9,743 of Structured Credit Partner's cash and cash equivalents was restricted.
(2)
As of June 30, 2026, the fair value of the Company's ownership interest in the members' equity was $26,925.

Below is selected consolidated statement of operations information for SCP for the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total Investment Income	$22,123	$23,573
Expenses
Interest expense	16,442	16,973
Other expenses	368	1,168
Total expenses	16,810	18,141
Net Investment Income	5,313	5,432
Net change in unrealized gains (losses) on investments	29	(4,738)
Net realized gains (losses) on investments	103	133
Increase (Decrease) in Net Assets Resulting from Operations	$5,445	$827
Net income (loss) attributable to non-controlling interest	(13)	(13)
Increase (Decrease) in Net Assets Resulting from Operations Attributable to Members	$5,458	$840

For the three and six months ended June 30, 2026, SCP declared $5.1 million and $5.7 million, respectively, in distributions, of which $0.8 million and $1.0 million, respectively, was recognized as dividend income in the Company's Unaudited Statements of Operations. As of June 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 18.7%.

Below is a summary of SCP's portfolio as of June 30, 2026:

As of
June 30, 2026
Total investments (1)	$1,681,254
Weighted average yield on total investments at amortized cost	6.75%
Weighted average yield on total investments at fair value	6.77%
Weighted average spread on investments	2.79%
Number of portfolio companies in SCP	428
Percentage of loans at floating interest rates	99.52%
(1)
At par amount.

The industry composition of SCP's portfolio at fair value as of June 30, 2026 is as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$77,745	$77,745	4.7%
Auto Aftermarket & Services	45,943	45,985	2.8%
Beverage & Food	50,150	50,261	3.0%
Business Services	177,077	176,405	10.6%
Capital Equipment	105,834	105,845	6.4%
Chemicals, Plastics & Rubber	28,790	28,912	1.7%
Construction & Building	91,558	91,241	5.5%
Consumer goods: Durable	31,398	31,391	1.9%
Consumer goods: Non-durable	27,749	27,792	1.7%
Consumer Services	125,242	125,148	7.5%
Containers, Packaging & Glass	44,160	44,139	2.7%
Diversified Financial Services	212,220	210,609	12.7%
Energy: Electricity	15,266	15,222	0.9%
Energy: Oil & Gas	29,187	29,185	1.8%
Environmental Industries	24,057	24,068	1.5%
Forest Products & Paper	2,457	2,387	0.1%
Healthcare & Pharmaceuticals	102,635	102,638	6.2%
High Tech Industries	121,605	119,392	7.2%
Leisure Products & Services	80,886	80,764	4.9%
Media: Advertising, Printing & Publishing	12,856	12,930	0.8%
Media: Broadcasting & Subscription	21,064	21,102	1.3%
Media: Diversified & Production	28,004	28,023	1.7%
Metals & Mining	3,976	4,000	0.2%
Retail	25,826	25,717	1.5%
Telecommunications	20,090	20,180	1.2%
Transportation: Cargo	7,392	7,504	0.5%
Transportation: Consumer	27,334	27,244	1.6%
Utilities: Electric	10,158	10,209	0.6%
Utilities: Oil & Gas	4,909	4,949	0.3%
Wholesale	108,800	108,643	6.5%
Total	$1,664,368	$1,659,630	100.0%

The geographic composition of SCP's portfolio at fair value as of June 30, 2026 is as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,980	$2,009	0.1%
Canada	16,308	16,208	1.0%
Germany	15,482	15,573	0.9%
Ireland	879	877	0.1%
Luxembourg	19,504	19,393	1.2%
Netherlands	22,163	22,267	1.3%
Switzerland (1)	631	658	0.0%
United Kingdom	21,391	21,160	1.3%
United States	1,566,030	1,561,485	94.1%
Total	$1,664,368	$1,659,630	100.0%
(1)
Value rounds to less than 0.1%.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of June 30, 2026 and December 31, 2025, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, January 2030 Notes and July 2030 Notes as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$764,175	$750,000	$778,345
January 2030 Notes	600,000	595,446	600,000	607,796
July 2030 Notes	750,000	753,103	750,000	769,633
Total	$2,100,000	$2,112,724	$2,100,000	$2,155,774
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of June 30, 2026 and December 31, 2025, the Company had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

As of June 30, 2026, aggregate commitments under the Revolving Credit Facility were $2.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $4.0125 billion.

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
•
shareholders’ equity of at least $2.71 billion plus 25% of the net proceeds of the sale of equity interests after May 1, 2026; and
•
a minimum asset coverage ratio of no less than 1.5 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, the Company had outstanding debt denominated in British pounds (GBP) of 246.7 million, Canadian dollars (CAD) of 141.3 million, Euros (EUR) 1,003.8 million and Swedish Krona (SEK) 290.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) 974.5 million and Swedish Krona (SEK) 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of June 30, 2026, the Company had $24.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2025, the Company had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $1.1 million and $15.1 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(14.9) million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $5.3 million and $21.0 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

For the three and six months ended June 30, 2026 and 2025 respectively, the components of interest expense related to the 2029 Notes, January 2030 Notes and July 2030 Notes are as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$32,297	$32,297	$64,594	$63,063
Accretion of original issue discount	566	504	1,120	1,026
Amortization of deferred financing costs	1,345	1,334	2,653	2,591
Total Interest Expense	$34,208	$34,135	$68,367	$66,680

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes, January 2030 Notes and July 2030 Notes. During the three and six months ended June 30, 2026, the Company received $32.3 million and $64.6 million, respectively, and paid $32.0 million and $63.3 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. During the three and six months ended June 30, 2025, the Company received $32.3 million and $62.3 million, respectively, and paid $35.8 million and $68.0 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swaps.

As of June 30, 2026, the components of the carrying value and the stated interest rates of the 2029 Notes, January 2030 Notes and July 2030 Notes and the stated interest rates were as follows.

	June 30, 2026
	2029 Notes	January 2030 Notes	July 2030 Notes
Principal amount of debt	$750,000	$600,000	$750,000
Original issue discount, net of accretion	(3,841)	(665)	(3,750)
Deferred financing costs	(5,489)	(5,103)	(7,759)
Fair value of an effective hedge	1,144	(14,862)	5,305
Carrying value of debt	$741,814	$579,370	$743,796
Stated interest rate	6.50%	5.75%	6.13%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2026, the Company's swap-adjusted interest rate on the 2029 Notes, January 2030 Notes and July 2030 Notes was SOFR plus 2.45% (on a weighted average basis), 2.55% and 2.01%, respectively.

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

As of June 30, 2026, the Company was in compliance with the terms of the indentures governing the 2029 Notes, January 2030 Notes and July 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company's asset coverage was 209.5% and 200.8%, respectively.

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$500,000	$192,017	$307,983	$191,781
Revolving Credit Facility	2,675,000	1,851,542	798,516	1,831,505
2029 Notes	750,000	750,000	—	741,814
January 2030 Notes	600,000	600,000	—	579,370
July 2030 Notes	750,000	750,000	—	743,796
Total Debt	$5,275,000	$4,143,559	$1,106,499	$4,088,266

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $0.2 million, $20.0 million, $9.3 million, $5.8 million and $11.5 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes, and July 2030 Notes are presented inclusive of an incremental $1.1 million, $(14.9) million and $5.3 million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, resulting from a hedge accounting relationship.

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

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$56,076	$50,073	$109,764	$99,008
Commitment fees	1,008	1,711	1,896	3,143
Amortization of deferred financing costs	2,633	3,309	5,215	6,254
Accretion of original issue discount	566	504	1,120	1,027
Swap settlement	(327)	3,457	(1,323)	5,737
Total Interest Expense	$59,956	$59,054	$116,672	$115,169
Average debt outstanding (in millions)	$4,260.5	$3,609.7	$4,192.6	$3,478.4
Weighted average interest rate	5.2%	5.9%	5.2%	6.0%

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

As of June 30, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$31	$246
Aledade, Inc. - Revolver	47,949	62,065
Arcwood Environmental, Inc. - Revolver	—	19,458
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	108,378	116,949
Artisan Bidco, Inc. - Revolver	3,096	4,222
AVSC Holding Corp. - Revolver	23,391	26,580
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	29,175
BCTO Ace Purchaser, Inc. - Revolver	3,214	—
Beam Therapeutics, Inc. - Delayed Draw	150,000	—
Cirrus (Bidco) Ltd - Delayed Draw	365	448
Cordance Operations LLC - Delayed Draw	17,615	45,674
Coupa Holdings, LLC - Delayed Draw & Revolver	3,346	20,427
Crewline Buyer, Inc. - Revolver & Equity	16,295	16,295
EDB Parent, LLC - Delayed Draw	326	1,124
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,423	6,134
Eventus Buyer, LLC - Delayed Draw & Revolver	18,340	16,157
Flight Intermediate HoldCo, Inc. - Delayed Draw	34,473	37,352
Frontline Road Safety Operations, LLC - Delayed Draw	121,875	—
Galileo Parent, Inc. - Revolver	—	8,077
Greenshoot Bidco B.V. - Revolver	449	461
Hippo XPA Bidco AB - Delayed Draw & Revolver	62,508	9,407
HireVue, Inc. - Delayed Draw	11,850	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	64,773	62,182
Ingenovis Health Finance, LLC - Revolver	10,000	10,000
Kangaroo Bidco AS - Delayed Draw	22,500	22,500
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	1,853	4,724
Kryptona BidCo US, LLC - Revolver	14,674	14,674
Leg Purchaser Inc. - Revolver	8,217	—
LIHA Holdco B.V. - Delayed Draw & Revolver	156	753
Lynx BidCo - Delayed Draw & Revolver	9,529	15,686
MindBody, Inc. - Revolver	22,222	—
Omnigo Software, LLC - Delayed Draw & Revolver	10,125	10,125
PDI TA Holdings, Inc. - Revolver	—	3,529
Rail Acquisitions LLC - Delayed Draw & Revolver	7,075	7,076
RainFocus, LLC - Delayed Draw	462	887
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,199	1,231
Raptor US Buyer II Corp. - Revolver	3,800	3,800
Resistance Holdings, Inc. - Revolver	25,000	—
Sapphire Software Buyer, Inc. - Revolver	27,027	27,027
Scorpio Bidco - Delayed Draw	16,777	17,234
Sediver S.p.A. - Delayed Draw	32,732	33,623
Severin Acquisition, LLC - Delayed Draw & Revolver	39,092	52,040
Shiftmove GmbH - Delayed Draw	4,402	4,522
SMA Technologies Holdings, LLC - Revolver	3,991	3,991
Sport Alliance GmbH - Revolver	476	489
Structured Credit Partners JV, LLC - Equity	74,297	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	5,339	6,208
Truck-Lite Co., LLC - Delayed Draw & Revolver	30,601	35,191
USA Debusk, LLC - Delayed Draw & Revolver	5,725	37,786
Varinem German Bidco GmbH - Delayed Draw	3,845	4,917
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	29,879	37,289
Wrangler Topco, LLC - Delayed Draw & Revolver	14,136	20,065
Total Portfolio Company Commitments (1)(2)	$1,148,003	$857,800

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

Other Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2026, the Company had received Capital Commitments totaling $7.4 billion ($3.5 billion remaining undrawn). As of December 31, 2025, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the six months ended June 30, 2026 and 2025. All shares issued to shareholders in the tables below are newly issued shares.

	For the Six Months Ended
	June 30, 2026
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2025	December 31, 2025	January 28, 2026	2,612,068
December 31, 2025	December 31, 2025	January 30, 2026	1,680,582
March 31, 2026	March 31, 2026	May 8, 2026	1,834,803
Total Common Shares Issued			6,127,453

	For the Six Months Ended
	June 30, 2025
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2024	December 31, 2024	January 30, 2025	1,456,909
March 31, 2025	March 31, 2025	May 6, 2025	1,479,035
Total Common Shares Issued			2,935,944

During the six months ended June 30, 2026, the Company issued 6,127,453 common shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $173.4 million. During the six months ended June 30, 2025, the Company issued 2,935,944 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $84.9 million.

The following table summarizes the total Common Shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026. There were no common shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 23, 2026	8,677,493	$250,000
	8,677,493	250,000

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
Earnings (losses) per common share — basic and diluted	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in net assets resulting from operations	$155,799	$157,926	$153,978	$286,033
Weighted average Common Shares outstanding—basic and diluted	152,429,976	142,575,112	150,850,360	141,881,062
Earnings (losses) per common share—basic and diluted	$1.02	$1.11	$1.02	$2.02

11. Dividends

The following tables summarize dividends declared during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2026	Base	March 31, 2026	May 7, 2026	$0.70
June 30, 2026	Base	June 30, 2026	August 6, 2026	0.70
Total Dividends Declared				$1.40

	For the Six Months Ended
	June 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2025	Base	March 31, 2025	May 5, 2025	$0.67
June 30, 2025	Base	June 30, 2025	August 4, 2025	0.70
Total Dividends Declared				$1.37

The dividends declared during the six months ended June 30, 2026 and 2025 were derived from net investment income, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Share Data (1)
Net asset value, beginning of period	$28.51	$28.79

Net investment income (2)	1.90	2.11
Net realized and unrealized gain (loss) (2)	(0.88)	(0.10)
Total from operations	1.02	2.02
Net Common Share Issuance (3)	(0.01)	—
Dividends declared (4)	(1.40)	(1.37)
Total increase (decrease) in net assets	(0.39)	0.65
Net Asset Value, End of Period	$28.12	$29.43
Total return based on net asset value (5)	7.52%	7.02%
Common shares outstanding, end of period	161,090,631	143,143,972
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets without management fee waiver	9.46%	10.40%
Ratio of net expenses to average net assets with management fee waiver	7.89%	8.84%
Ratio of net investment income to average net assets without management fee waiver	11.77%	12.98%
Ratio of net investment income to average net assets with management fee waiver	13.34%	14.54%
Portfolio turnover	17.90%	34.07%
Net assets, end of period	$4,529,689	$4,212,253

(1)
Table may not sum due to rounding.
(2)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(3)
The amount shown at this caption is the balancing amount derived from share issuances. The amount shown for share issuance will fluctuate due to the timing of the share issuances and the weighting of average shares over the period.
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

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of June 30, 2026.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through June 30, 2026, we have originated approximately $33.3 billion aggregate principal amount of investments and retained approximately $11.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of June 30, 2026, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 89.7% of our total investments based on fair value, had a weighted average annual revenue of $882.6 million and weighted average annual EBITDA of $258.6 million. As of June 30, 2026, our core portfolio companies had a median annual revenue of $243.7 million and median annual EBITDA of $80.1 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2026, the largest investment in a single issuer based on fair value represented 4.3% of our total investment portfolio.

As of June 30, 2026, the average investment size in each of our portfolio companies was approximately $115.4 million based on fair value.

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

As of June 30, 2026, the largest industry represented 16.6% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2026, approximately 95.0% of our portfolio was invested in secured debt, including 94.6% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended June 30, 2026, the weighted average term on new debt investment commitments in new portfolio companies was 5.2 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2026, we had call protection on 85.9% of our debt investments based on fair value, with weighted average call prices of 108.6% for the first year, 104.6% for the second year and 102.0% for the third year, in each case from the date of the initial investment. As of June 30, 2026, 97.4% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Adviser's Co-Chief Investment Officer, Co-Head of Sixth Street Direct Lending and Co-Head of Growth Robert 'Bo' Stanley, Co-Head of Direct Lending Michael Griffin and our Adviser’s Co-Founding Partner, Chief Executive Officer and Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $135 billion of assets under management as of June 30, 2026. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, and Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 750 investment and operating professionals. As of June 30, 2026, seventy-five (75) of these personnel are dedicated to direct lending, including sixty (60) investment professionals.

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

General Economic Conditions

To date, 2026 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Iran and elsewhere in the Middle East and Ukraine.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has implemented, significant changes to U.S. trade policy, tax policy and the enforcement of various regulations and a reduction of the size of the federal government (and government spending). These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government announced tariffs on goods imported from various countries to the United States and countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court's ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. We are actively monitoring macroeconomic developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of June 30, 2026, 97.4% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2026, 7.6% and 8.0%, respectively, of our total investment income was comprised of PIK interest. For the three and six months ended June 30, 2025, 6.9% and 6.5%, respectively, of our total investment income was comprised of PIK interest.

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

Subsequent to the global financial crisis, the implementation of regulatory changes such as Basel III requirements, Leverage Lending Guidance, and the Volcker Rule, tightened risk appetites and reduced the capacity of traditional lenders to serve middle-market companies. We believe that these dynamics have created a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

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

Portfolio and Investment Activity

As of June 30, 2026, our portfolio based on fair value consisted of 94.6% first-lien debt investments, 0.4% second-lien debt investments, 2.7% mezzanine investments, 0.3% joint venture investments and 2.0% equity investments. As of December 31, 2025, our portfolio based on fair value consisted of 94.5% first-lien debt investments, 0.5% second-lien debt investments, 2.7% mezzanine investments and 2.3% equity investments.

As of June 30, 2026 and December 31, 2025, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.2% and 10.0% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.2% and 10.3%, respectively.

As of June 30, 2026 and December 31, 2025, we had investments in 75 and 74 portfolio companies, respectively, with an aggregate fair value of $8,653.4 million and $8,108.7 million.

For the three months ended June 30, 2026, the principal amount of new investments funded was $399.0 million in three new portfolio companies and one existing portfolio companies. For this period, we had $451.8 million aggregate principal amount in exits, sales and repayments.

For the three months ended June 30, 2025, the principal amount of new investments funded was $381.4 million in seventeen new portfolio companies and five existing portfolio companies. For this period, we had $464.6 million aggregate principal amount in exits, sales and repayments.

Our investment activity for the three months ended June 30, 2026 and June 30, 2025, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2026	June 30, 2025
New investment commitments:
Gross originations (1)	$983.8	$961.4
Less: Syndications/sell downs (1)	417.9	503.2
Total new investment commitments	$565.9	$458.2
Principal amount of investments funded:
First-lien	$380.6	$352.7
Second-lien	—	—
Mezzanine	—	—
Equity	—	28.7
Joint Venture	18.4	—
Total	$399.0	$381.4
Principal amount of investments sold or repaid:
First-lien	$451.8	$352.7
Second-lien	—	83.9
Mezzanine	—	—
Equity	—	28.0
Joint Venture	—	—
Total	$451.8	$464.6
Number of new investment commitments in new portfolio companies	3	18
Average new investment commitment amount in new portfolio companies	$168.6	$12.8
Weighted average term for new investment commitments in new portfolio companies (in years)	5.2	6.2
Percentage of new debt investment commitments at floating rates	100.0%	99.1%
Percentage of new debt investment commitments at fixed rates	—	0.9%
Weighted average interest rate of new investment commitments	9.9%	9.4%
Weighted average spread over reference rate of new floating rate investment commitments	6.4%	6.0%
Weighted average interest rate on investments fully sold or paid down	9.1%	11.8%

(1)
Includes affiliates of Sixth Street.

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
($ in millions) (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$8,161.8	$8,182.8	$7,483.9	$7,659.9
Second-lien debt investments	38.3	38.6	35.3	37.4
Mezzanine debt investments	228.1	230.6	215.2	222.4
Equity investments	158.5	174.5	158.5	189.0
Joint venture investments	25.7	26.9	—	—
Total	$8,612.5	$8,653.4	$7,892.9	$8,108.7

(1)
Table may not sum due to rounding.

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in millions) (1)	Fair Value	Percentage	Fair Value	Percentage
Performing	$8,608.7	99.5%	$8,108.4	100.0%
Non-Accrual (2)(3)	44.7	0.5	0.2	0.0
Total	$8,653.4	100.0%	$8,108.7	100.0%

	June 30, 2026		December 31, 2025
($ in millions) (1)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$8,551.3	99.3%	$7,891.3	100.0%
Non-Accrual (2)(3)	61.2	0.7	1.6	0.0
Total	$8,612.5	100.0%	$7,892.9	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities (1)	10.2%	10.0%
Weighted average interest rate of debt and income producing securities	9.8%	9.7%
Weighted average spread over reference rate of all floating rate investments	6.2%	5.9%

(1)
Weighted average total portfolio yield at fair value was 10.0% at June 30, 2026 and 9.8% at December 31, 2025.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2026		December 31, 2025
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$7,864.9	90.9%	$7,827.6	96.5%
2	620.3	7.2	230.1	2.9
3	123.5	1.4	50.8	0.6
4	—	—	—	—
5 (1)	44.7	0.5	0.2	0.0
Total	$8,653.4	100.0%	$8,108.7	100.0%

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

As of June 30, 2026, SCP had total capital commitments of $600.0 million comprised of $100.0 million of capital commitments from Sixth Street Lending Partners, $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of June 30, 2026, SCP had the following contributed capital and unfunded commitments from its members:

($ in millions)	June 30, 2026
Total contributed capital by Sixth Street Lending Partners	$25.7
Total contributed capital by Sixth Street Specialty Lending, Inc.	51.4
Total contributed capital by Carlyle	77.1
Total contributed capital	$154.2
Total unfunded commitments by Sixth Street Lending Partners	74.3
Total unfunded commitments by Sixth Street Specialty Lending, Inc.	148.6
Total unfunded commitments by Carlyle	222.9
Total unfunded commitments	$445.8

For the three and six months ended June 30, 2026, SCP declared $5.1 million and $5.7 million, respectively, in distributions, of which $0.8 million and $1.0 million, respectively, was recognized as dividend income in the Company's Unaudited Statements of Operations. As of June 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 18.7%.

Below is a summary of SCP's portfolio as of June 30, 2026:

As of
($ in millions)	June 30, 2026
Total investments (1)	$1,681.3
Weighted average yield on total investments at amortized cost	6.75%
Weighted average yield on total investments at fair value	6.77%
Weighted average spread on investments	2.79%
Number of portfolio companies in SCP	428
Percentage of loans at floating interest rates	99.52%

(1)
At par amount.

Results of Operations

Operating results for the three and six months ended June 30, 2026 and June 30, 2025, were as follows:

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$238.5	$241.1	$456.0	$481.6
Less: Net expenses	95.8	94.1	169.5	182.0
Net investment income before income taxes	142.7	147.0	286.5	299.6
Less: Income taxes, including excise taxes (3)	0.0	0.0	0.0	0.0
Net investment income	142.7	147.0	286.5	299.6
Net realized gains (losses) (2)	0.1	(2.8)	1.5	(2.5)
Net change in unrealized gains (losses) (2)	13.0	13.7	(134.0)	(11.0)
Net increase (decrease) in net assets resulting from operations	$155.8	$157.9	$154.0	$286.0

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest from investments	$207.4	$213.3	$398.1	$432.5
Paid-in-kind interest income	18.1	16.5	36.7	31.3
Dividend income	0.8	2.6	1.0	4.6
Other income	12.2	8.6	20.3	13.2
Total investment income	$238.5	$241.1	$456.0	$481.6

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $213.3 million for the three months ended June 30, 2025 to $207.4 million for the three months ended June 30, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for three months ended June 30, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $16.5 million for the three months ended June 30, 2025 to $18.1 million for the three months ended June 30, 2026, primarily due to increased PIK investments. Dividend income decreased from $2.6 million for the three months ended June 30, 2025 to $0.8 million for three months ended June 30, 2026, primarily due to the timing of dividend payments in 2026. Other income increased from $8.6 million for the three months ended June 30, 2025 to $12.2 million for the three months ended June 30, 2026 primarily due to increased arranger fees earned.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $432.5 million for the six months ended June 30, 2025 to $398.1 million for the six months ended June 30, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for six months ended June 30, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $31.3 million for the six months ended June 30, 2025 to $36.7 million for the six months ended June 30, 2026, primarily due to increased PIK investments. Dividend income decreased from $4.6 million for the six months ended June 30, 2025 to $1.0 million for six months ended June 30, 2026, primarily due to the timing of dividend payments in 2026. Other income increased from $13.2 million for the six months ended June 30, 2025 to $20.3 million for the six months ended June 30, 2026 primarily due to increased amendment and arranger fees earned.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and June 30, 2025, were as follows:

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest	$60.0	$59.1	$116.7	$115.2
Management fees (net of waivers)	10.6	9.9	20.8	19.6
Incentive fees on net investment income	20.4	21.0	38.8	42.4
Incentive fees on net capital gains (losses)	—	0.2	(14.9)	(2.8)
Professional fees	2.4	2.2	3.8	4.2
Trustees fees	0.2	0.2	0.4	0.3
Other general and administrative	2.3	1.4	4.0	3.1
Net Expenses	$95.8	$94.1	$169.5	$182.0

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing costs, increased from $59.1 million for the three months ended June 30, 2025 to $60.0 million for the three months ended June 30, 2026. This increase was primarily due to an increase in average debt outstanding from $3,609.7 million for the three months ended June 30, 2025 to $4,260.5 million for the three months ended June 30, 2026. This was offset by a decrease in the weighted average interest rate in our debt outstanding which decreased from 5.9% for three months ended June 30, 2025 to 5.2% for the three months ended June 30, 2026 due to a change in the mix of our debt financing sources and a change in reference rates.

Interest expense, including other debt financing costs, increased from $115.2 million for the six months ended June 30, 2025 to $116.7 million for the six months ended June 30, 2026. This increase was primarily due to an increase in average debt outstanding from $3,478.4 million for the six months ended June 30, 2025 to $4,192.6 million for the six months ended June 30, 2026. This was offset by a decrease in the weighted average interest rate in our debt outstanding which decreased from 6.0% for six months ended June 30, 2025 to 5.2% for the six months ended June 30, 2026 due to a change in the mix of our debt financing sources and a change in reference rates.

Management Fees

Management Fees (gross of waivers) increased from $26.2 million for the three months ended June 30, 2025 to $27.3 million for the three months ended June 30, 2026 due to an increase in average assets for the three months ended June 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) increased from $9.9 million for the three months ended June 30, 2025 to $10.6 million for the three months ended June 30, 2026. For the three months ended June 30, 2026 and 2025, the Adviser waived Management Fees of $16.7 million and $16.3 million, respectively.

Management Fees (gross of waivers) increased from $51.9 million for the six months ended June 30, 2025 to $54.5 million for the six months ended June 30, 2026 due to an increase in average assets for the six months ended June 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) increased from $19.6 million for the six months ended June 30, 2025 to $20.8 million for the six months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, the Adviser waived Management Fees of $33.7 million and $32.2 million, respectively.

Incentive Fees

Incentive Fees related to pre-incentive net investment income decreased from $21.0 million for the three months ended June 30, 2025 to $20.4 million for the three months ended June 30, 2026. For the three months ended June 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the three months ended June 30, 2025, $0.2 million of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-incentive net investment income decreased from $42.4 million for the six months ended June 30, 2025 to $38.8 million for the six months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, $(14.9) million and $(2.8) million were accrued related to Capital Gains Fees, respectively. As of June 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $2.2 million for the three months ended June 30, 2025 to $2.4 million for the three months ended June 30, 2026. For the three months ended June 30, 2026 and 2025, Trustees Fees were $0.2 million and $0.2 million, respectively. For the three months ended June 30, 2026 and 2025, Other general and administrative expenses were $2.3 million and $1.4 million, respectively.

Professional fees decreased from $4.2 million for the six months ended June 30, 2025 to $3.8 million for the six months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, Trustees Fees were $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2026 and 2025, Other general and administrative expenses were $4.0 million and $3.1 million, respectively.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

For both the three and six months ended June 30, 2026, we recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. For both the three and six months ended June 30, 2025, we recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes.

For both the three and six months ended June 30, 2026, there was no recorded deferred tax liability. For both the three and six months ended June 30, 2025, we recorded a deferred tax liability of $0.8 million pertaining to net unrealized gains from one of our investments.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gains (losses) on investments	$—	$8.5	$1.7	$9.0
Net realized gains (losses) on foreign currency investments (2)	0.0	0.0	0.0	0.0
Net realized gains (losses) on foreign currency transactions (2)(3)	(0.0)	(10.8)	(0.4)	(10.8)
Net realized gains (losses) on foreign currency borrowings	0.1	(0.6)	0.1	(0.7)
Net Realized Gains (Losses)	$0.1	$(2.8)	$1.5	$(2.5)

Change in unrealized gains on investments	$45.2	$161.7	$29.6	$211.6
Change in unrealized (losses) on investments	(41.6)	(42.3)	(204.5)	(72.7)
Net Change in Unrealized Gains (Losses) on Investments	$3.6	$119.4	$(174.9)	$138.9

Unrealized gains (losses) on foreign currency transactions (2)(3)	0.0	(3.1)	0.1	(5.7)
Unrealized gains (losses) on foreign currency borrowings	9.4	(101.7)	40.8	(143.4)
Income tax provision on unrealized gains (losses)	—	(0.8)	—	(0.8)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$9.4	$(105.7)	$40.9	$(149.9)
Net Change in Unrealized Gains (Losses)	$13.0	$13.7	$(134.0)	$(11.0)

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

For the three and six months ended June 30, 2026, we had no net realized gains or losses on investments and net realized gains on investments of $1.7 million, respectively. For the three and six months ended June 30, 2026, we had net realized gains on foreign currency investments of less than $0.1 million and less than $0.1 million, respectively. For the three and six months ended June 30, 2026, we had net realized losses of less than $0.1 million and $0.4 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2026, we had net realized gains of $0.1 million and $0.1 million, respectively, on foreign currency borrowings.

For the three months ended June 30, 2026, we had $45.2 million in unrealized gains on 29 portfolio company investments, which was offset by $41.6 million in unrealized losses on 49 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, the reversal of prior period unrealized gains due to the realization of investments, negative portfolio company specific developments and fluctuations in foreign exchange rates. For the six months ended June 30, 2026, we had $29.6 million in unrealized gains on 16 portfolio company investments, which was offset by $204.5 million in unrealized losses on 66 portfolio company investments. Unrealized gains primarily resulted from positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, negative portfolio company specific developments, the reversal of prior period unrealized gains due to the realization of investments, and fluctuations in foreign exchange rates.

For the three and six months ended June 30, 2026, we had less than $0.1 million and $0.1 million, respectively, of unrealized gains on foreign currency transactions. For the three and six months ended June 30, 2026, we had unrealized gains of $9.4 million and $40.8 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, CAD and SEK exchange rates. For both the three and six months ended June 30, 2026, we had no unrealized gains or losses, related to a deferred tax liability.

For the three and six months ended June 30, 2025, we had net realized gains on investments of $8.5 million and $9.0 million, respectively. For both the three and six months ended June 30, 2025, we had net realized gains on foreign currency investments of less than $0.1 million. For both the three and six months ended June 30, 2025, we had net realized losses of $10.8 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2025, we had a net realized losses of $0.6 million and $0.7 million, respectively, on foreign currency borrowings.

For the three months ended June 30, 2025, we had $161.7 million in unrealized gains on 61 portfolio company investments, which was offset by $42.3 million in unrealized losses on 15 portfolio company investments. Unrealized gains primarily resulted from fluctuations in GBP, EUR, CAD and SEK exchange rates, positive portfolio company specific developments, and tightening credit spreads. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of the investments and negative portfolio company specific developments. For the six months ended June 30, 2025, we had $211.6 million in unrealized gains on 53 portfolio company investments, which was offset by $72.7 million in unrealized losses on 26 portfolio company investments. Unrealized gains primarily resulted from fluctuations in GBP, EUR, CAD, and SEK exchange rates and tightening credit spreads. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of investments and negative portfolio company specific developments.

For the three and six months ended June 30, 2025, we had $3.1 million and $5.7 million, respectively, of unrealized losses on foreign currency transactions. For the three and six months ended June 30, 2025, we had $101.7 million and $143.4 million, respectively, in unrealized losses on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For both the three and six months ended June 30, 2025, we had unrealized losses of $0.8 million, related to a deferred tax liability.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through June 30, 2026, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.8% (based on total capital invested of $2.8 billion and total proceeds from these exited investments of $3.5 billion). Ninety-eight percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and six months ended June 30, 2026, we had unrealized gains in $9.4 million and $40.8 million, respectively on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, we had $101.7 million and $143.4 million, respectively, in unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2025. See Note 2 for additional disclosure regarding our accounting for foreign currency. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 209.5% and 200.8%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2026, taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had approximately $308.0 million and $798.5 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of June 30, 2026, we had $82.5 million in cash and cash equivalents, including $63.7 million of restricted cash. For the six months ended June 30, 2026, cash used in operating activities was $459.0 million, primarily attributable to funding portfolio investments of $1,425.4 million and other net operating activities of $120.2 million, which was partially offset by an increase in net assets resulting from operations of $154.0 million, repayments and proceeds from investments of $757.7 million and net change in unrealized gains from investments of $174.9 million. Cash provided by financing activities was $86.9 million during the period due to borrowings of $1,463.0 million and proceeds from capital calls of $250.0 million, which were partially offset by paydowns on debt of $1,426.9 million and other financing activities of $199.2 million.

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

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2026, we had received Capital Commitments totaling $7.4 billion ($3.5 billion remaining undrawn). As of December 31, 2025, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

The following table summarizes the total Common Shares issued and proceeds received related to our capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026. There were no Common Shares issued and proceeds received related to the Company's capital drawdown delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
June 23, 2026	8,677,493	$250.0
	8,677,493	$250.0

During the six months ended June 30, 2026, we issued 6,127,453 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $173.4 million. During the six months ended June 30, 2025, we issued 2,935,944 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $84.9 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, we had outstanding debt denominated in British pounds of (GBP) 10.3 million, and Euros (EUR) of 7.3 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of June 30, 2026 and December 31, 2025, we had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of June 30, 2026 and December 31, 2025, we were in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

As of June 30, 2026, aggregate commitments under the Revolving Credit Facility were $2.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $4.0125 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, we had outstanding debt denominated in British pounds (GBP) of 246.7 million, Canadian dollars (CAD) of 141.3 million, Euros (EUR) 1,003.8 million and Swedish Krona (SEK) 290.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) 974.5 million and Swedish Krona (SEK) 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of June 30, 2026, we had $24.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2025, we had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default (with customary cure and notice provisions).

For further details, see Note 7 "Debt - Revolving Credit Facility" to our consolidated financial statements included in this Quarterly Report.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $1.1 million and $15.1 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, our effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(14.9) million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, our effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $5.3 million and $21.0 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions) (1)	Amount Committed	Principal	Available (2)	Value (3)(4)
Subscription Facility	$500.0	$192.0	$308.0	$191.8
Revolving Credit Facility	2,675.0	1,851.5	798.5	1,831.5
2029 Notes	750.0	750.0	—	741.8
January 2030 Notes	600.0	600.0	—	579.4
July 2030 Notes	750.0	750.0	—	743.8
Total Debt	$5,275.0	$4,143.6	$1,106.5	$4,088.3

(1)
Table may not sum due to rounding.
(2)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(3)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes, January 2030 Notes and July 2030 Notes are presented net of deferred financing costs and original issue discounts of $0.2 million, $20.0 million, $9.3 million, $5.8 million and $11.5 million, respectively.
(4)
The carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes are presented inclusive of an incremental $1.1 million, $(14.9) million and $5.3 million respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes and July 2030 Notes, each resulting from a hedge accounting relationship.

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

As of June 30, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver (3)	$0.0	$0.2
Aledade, Inc. - Revolver	48.0	62.1
Arcwood Environmental, Inc. - Revolver	—	19.5
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	108.4	116.9
Artisan Bidco, Inc. - Revolver	3.1	4.2
AVSC Holding Corp. - Revolver	23.4	26.6
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
BCTO Ace Purchaser, Inc. - Revolver	3.2	—
Beam Therapeutics, Inc. - Delayed Draw	150.0	—
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations LLC - Delayed Draw	17.6	45.7
Coupa Holdings, LLC - Delayed Draw & Revolver	3.3	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
EDB Parent, LLC - Delayed Draw	0.3	1.1
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.4	6.1
Eventus Buyer, LLC - Delayed Draw & Revolver	18.3	16.2
Flight Intermediate HoldCo, Inc. - Delayed Draw	34.5	37.4
Frontline Road Safety Operations, LLC - Delayed Draw	121.9	—
Galileo Parent, Inc. - Revolver	—	8.1
Greenshoot Bidco B.V. - Revolver	0.4	0.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	62.5	9.4
HireVue, Inc. - Delayed Draw	11.9	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	64.8	62.2
Ingenovis Health Finance, LLC - Revolver	10.0	10.0
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	1.9	4.7
Kryptona BidCo US, LLC - Revolver	14.7	14.7
Leg Purchaser Inc. - Revolver	8.2	—
LIHA Holdco B.V. - Delayed Draw & Revolver	0.2	0.8
Lynx BidCo - Delayed Draw & Revolver	9.5	15.7
MindBody, Inc. - Revolver	22.2	—
Omnigo Software, LLC - Delayed Draw & Revolver	10.1	10.1
PDI TA Holdings, Inc. - Revolver	—	3.5
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	7.1
RainFocus, LLC - Delayed Draw	0.5	0.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.2
Raptor US Buyer II Corp. - Revolver	3.8	3.8
Resistance Holdings, Inc. - Revolver	25.0	—
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	16.8	17.2
Sediver S.p.A. - Delayed Draw	32.7	33.6
Severin Acquisition, LLC - Delayed Draw & Revolver	39.1	52.0
Shiftmove GmbH - Delayed Draw	4.4	4.5
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.5	0.5
Structured Credit Partners JV, LLC - Equity	74.3	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	5.3	6.2
Truck-Lite Co., LLC - Delayed Draw & Revolver	30.6	35.2
USA Debusk, LLC - Delayed Draw & Revolver	5.7	37.8
Varinem German Bidco GmbH - Delayed Draw	3.8	4.9
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	29.9	37.3
Wrangler Topco, LLC - Delayed Draw & Revolver	14.1	20.1
Total Portfolio Company Commitments (1)(2)	$1,148.0	$857.8

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
(3)
Amounts round to less than $0.1 million.

Other Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2026 is as follows:

	Payments Due by Period
		Less than
($ in millions) (1)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$192.0	$192.0	$—	$—	$—
Revolving Credit Facility	1,851.5	—	—	1,851.5	—
2029 Notes	750.0	—	750.0	—	—
January 2030 Notes	600.0	—	—	600.0	—
July 2030 Notes	750.0	—	—	750.0	—
Total Contractual Obligations	$4,143.6	$192.0	$750.0	$3,201.5	$—

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

As of June 30, 2026, 97.4% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, January 2030 Notes and July 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$250.9	$124.3	$126.6
Up 200 basis points	$167.3	$82.9	$84.4
Up 100 basis points	$83.6	$41.4	$42.2
Down 25 basis points	$(20.9)	$(10.4)	$(10.5)
Down 50 basis points	$(41.8)	$(20.7)	$(21.1)
Down 75 basis points	$(62.7)	$(31.1)	$(31.6)
Down 100 basis points	$(83.6)	$(41.4)	$(42.2)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on June 26, 2026, for information about unregistered sales of our Common Shares during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 4, 2026, the Board amended and restated the Company’s Bylaws, effective as of that date, to among other items: (i) designate the Company’s Chief Executive Officer to serve as chairman of meetings of shareholders, in the absence of the Board’s chair, (ii) replace references to “President” with “Chief Executive Officer” and references to “Treasurer” with “Chief Financial Officer” and (iii) provide that the chairman of meetings of shareholders may appoint one or two (modified from three) inspectors of elections.

The foregoing summary is qualified in its entirety by reference to the full text of the amended provisions, which are contained in the Amended and Restated Bylaws attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits.

3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 22, 2022)
3.2	Amended and Restated Bylaws dated August 4, 2026
10.1

Fifth Amendment to Senior Secured Credit Agreement, dated as of May 1, 2026, among Sixth Street Lending Partners, as Borrower, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026)

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

The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sixth Street Lending Partners

Date: August 5, 2026	By:	/s/ Robert ("Bo") Stanley
Robert ("Bo") Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)