Form 10-Q
period 2026-09-30
Sixth Street Lending Partners
filed 2026-11-04
CIK 1925309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 814-01543

Sixth Street Lending Partners

(Exact name of registrant as specified in its charter)

Delaware	88-1710161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1100 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

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

The number of common shares of beneficial interest, $.001 par value per share, outstanding at November 4, 2026 was 180,406,820.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Lending Partners

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $9,176,421 and $7,892,866, respectively)	$9,173,173	$8,108,654
Non-controlled, affiliated investments (amortized cost of $37,832 and $0, respectively)	40,007	—
Total investments at fair value (amortized cost of $9,214,253 and $7,892,866, respectively)	9,213,180	8,108,654
Cash and cash equivalents (restricted cash of $77,211 and $47,671, respectively)	622,605	454,681
Interest and dividends receivable	93,574	75,018
Prepaid expenses and other assets	22,738	52,948
Total Assets	$9,952,097	$8,691,301
Liabilities
Debt (net of deferred financing costs of $46,447 and $37,041, respectively)	$4,662,495	$4,132,825
Management fees payable to affiliate	11,654	10,261
Incentive fees on net investment income payable to affiliate	20,958	19,818
Incentive fees on net capital gains accrued to affiliate	—	14,922
Other payables to affiliate	5,547	4,193
Dividends payable	126,285	260,389
Other liabilities	50,520	78,405
Total Liabilities	4,877,459	4,520,813
Commitments and contingencies (Note 8)
Net Assets
Common shares, $0.001 par value; unlimited shares authorized (180,406,820 and 146,285,685, shares issued and outstanding, respectively)	180	146
Additional paid-in capital	5,078,268	4,100,272
Distributable earnings	(3,810)	70,070
Total Net Assets	5,074,638	4,170,488
Total Liabilities and Net Assets	$9,952,097	$8,691,301
Net Asset Value Per Share	$28.13	$28.51

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$217,329	$197,047	$615,441	$629,558
Paid-in-kind interest income	20,900	18,969	57,585	50,256
Dividend income	—	—	—	4,604
Other income	7,251	19,699	27,536	32,914
Total investment income from non-controlled, non-affiliated investments	245,480	235,715	700,562	717,332
Investment income from non-controlled, affiliated investments:
Dividend income	1,630	—	2,587	—
Total investment income from non-controlled, affiliated investments	1,630	—	2,587	—
Total Investment Income	247,110	235,715	703,149	717,332
Expenses
Interest	62,001	59,989	178,674	175,158
Management fees	29,342	28,051	83,808	79,920
Incentive fees on net investment income	20,957	20,228	59,755	62,622
Incentive fees on net capital gains (losses)	—	(977)	(14,922)	(3,795)
Professional fees	3,730	1,740	7,530	5,912
Trustees’ fees	213	167	612	489
Other general and administrative	1,848	1,847	5,800	4,979
Total expenses	118,091	111,045	321,257	325,285
Management fees waived (Note 3)	(17,688)	(17,901)	(51,326)	(50,122)
Net Expenses	100,403	93,144	269,931	275,163
Net Investment Income Before Income Taxes	146,707	142,571	433,218	442,169
Income taxes, including excise taxes	1	—	7	17
Net Investment Income	146,706	142,571	433,211	442,152
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(42,902)	(19,272)	(219,036)	119,608
Non-controlled, affiliated investments	954	—	2,175	—
Translation of other assets and liabilities in foreign currencies	11,844	6,001	52,740	(137,408)
Foreign currency forward contracts	—	7,394	—	1,734
Income tax provision	—	846	—	—
Total net change in unrealized gains (losses)	(30,104)	(5,031)	(164,121)	(16,066)
Realized gains (losses):
Non-controlled, non-affiliated investments	—	6,160	1,736	15,147
Foreign currency transactions	(7)	(173)	(253)	(1,451)
Foreign currency forward contracts	—	(4,038)	—	(14,260)
Income tax provision	—	(1,108)	—	(1,108)
Total net realized gains (losses)	(7)	841	1,483	(1,672)
Total Net Unrealized and Realized Gains (Losses)	(30,111)	(4,190)	(162,638)	(17,738)
Increase (Decrease) in Net Assets Resulting from Operations	$116,595	$138,381	$270,573	$424,414
Earnings per common share—basic and diluted	$0.69	$0.96	$1.73	$2.98
Weighted average common shares outstanding—basic and diluted	167,917,394	144,109,918	156,601,888	142,632,179

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2) (7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($301,630 par, due 2/2032)	2/13/2024	SOFR + 4.75%	8.49%	$299,265	$298,308	5.9%
Business Services
Artisan Bidco, Inc. (3)	First-lien loan ($112,128 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.74%	110,820	110,166	2.2%
	First-lien loan (EUR 50,946 par, due 11/2029)	11/7/2023	E + 7.00%	9.31%	54,117	56,854 (EUR 50,054)	1.1%
	First-lien revolving loan ($15,197 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.73%	15,023	14,902	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($212,681 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.90%	210,063	209,726	4.1%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($237,700 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.23% PIK	234,779	240,077	4.7%
Cascade Parent Limited (3)(4)	First-lien loan ($195,556 par, due 8/2030)	8/17/2026	SOFR + 6.75%	10.49%	186,979	186,755	3.7%
Crewline Buyer, Inc. (3)	First-lien loan ($152,696 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.57%	149,863	145,555	2.9%
Crucible Buyer, Inc. (3)	First-lien loan ($286,230 par, due 8/2033)	8/31/2026	SOFR + 5.00%	8.76%	283,247	283,861	5.6%
	First-lien revolving loan ($4,918 par, due 8/2032)	8/31/2026	SOFR + 5.00%	8.76%	4,675	4,734	0.1%
	First-lien revolving loan ($3,934 par, due 8/2032)	8/31/2026	P + 4.00%	11.00%	3,740	3,787	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($26,060 par, due 4/2031)	4/29/2024	SOFR + 5.25%	9.15% (incl. 2.25% PIK)	25,921	24,887	0.5%
	First-lien loan ($20,857 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.90%	20,720	19,866	0.4%
	First-lien loan (GBP 121,044 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	151,274	154,369 (GBP 116,202)	3.0%
Lynx BidCo (3)(4)	First-lien loan ($42,776 par, due 7/2031)	7/5/2024	SOFR + 6.25%	10.32% (incl. 5.61% PIK)	41,979	42,639	0.8%
	First-lien loan (EUR 68,894 par, due 7/2031)	7/5/2024	E + 6.25%	8.84% (incl. 5.61% PIK)	77,664	77,957 (EUR 68,634)	1.5%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.45%	973	1,039 (EUR 915)	0.0%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.70%	930	1,039 (EUR 915)	0.0%
USA DeBusk, LLC (3)	First-lien loan ($141,310 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.04%	139,828	142,370	2.8%
	First-lien revolving loan ($17,863 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.10%	17,692	18,026	0.4%
Wrangler TopCo, LLC (3)	First-lien loan ($133,891 par, due 9/2029)	7/7/2023	SOFR + 5.50%	9.25%	132,125	134,261	2.7%
					1,862,412	1,872,870	36.9%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,047 par, due 9/2028)	9/6/2022	E + 7.00%	9.46%	11,256	12,456 (EUR 10,967)	0.3%
	First-lien loan (GBP 19,087 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	22,711	25,229 (GBP 18,992)	0.5%
	First-lien loan (NOK 7,123 par, due 9/2028)	9/6/2022	N + 7.00%	11.62%	684	739 (NOK 7,088)	0.0%
	First-lien revolving loan (GBP 319 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	377	422 (GBP 318)	0.0%
					35,028	38,846	0.8%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 326,566 par, due 5/2031)	5/22/2024	E + 4.75%	7.16%	355,283	369,075 (EUR 324,933)	7.3%
Education
Kangaroo Bidco AS (3)(4)	First-lien loan ($157,500 par, due 11/2030)	11/2/2023	SOFR + 6.25%	9.91%	154,544	156,150	3.1%
Severin Acquisition, LLC (3)	First-lien loan ($193,642 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.65%	193,438	183,927	3.6%
					347,982	340,077	6.7%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($223,023 par, due 9/2031)	9/30/2024	SOFR + 5.00%	9.07%	221,150	215,522	4.3%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.31%	769	835 (EUR 735)	0.0%
Arlberg Bidco, LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.48%	4,912	4,950	0.1%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	8.30%	5,446	5,582 (EUR 4,915)	0.1%
Volante Technologies, Inc.	First-lien loan ($3,157 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,153	3,236	0.1%
					14,280	14,603	0.3%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($64,628 par, due 11/2028)	11/21/2025	SOFR + 6.00%	9.80%	63,883	64,853	1.3%
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($90,000 par, due 6/2031)	6/4/2026	SOFR + 6.00%	9.84%	88,472	88,602	1.7%
EC Homecare Holdings Buyer Inc. (3)	First-lien loan ($128,816 par, due 7/2032)	7/20/2026	SOFR + 5.50%	9.33%	126,575	126,339	2.5%
Eventus Buyer, LLC (3)	First-lien loan ($53,377 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.40%	52,845	53,377	1.1%
	First-lien revolving loan ($3,493 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.40%	3,426	3,493	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($118,577 par, due 7/2032)	7/31/2025	SOFR + 5.25%	9.15%	116,245	119,494	2.4%

Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($10,000 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.76%	9,711	9,950	0.2%
LIHA Holdco B.V. (3)(4)(5)	First-lien loan (EUR 5,858 par, due 2/2029)	2/24/2023	E + 6.50%	9.09%	6,234	6,618 (EUR 5,827)	0.1%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($112,802 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.15%	111,220	113,084	2.2%
	First-lien revolving loan ($259 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.15%	231	270	0.0%
Resistance Holdings, Inc. (3)	First-lien loan ($285,000 par, due 3/2031)	3/16/2026	SOFR + 5.00%	9.07%	280,981	283,450	5.6%
Symplr Software Inc. (3)(12)	First-lien loan ($1,259 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.42%	1,152	1,039	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($275,384 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.57%	271,471	269,188	5.3%
	First-lien revolving loan ($2,236 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.57%	2,015	1,934	0.0%
Women's Care Holdings, Inc. (3)	First-lien loan ($110,391 par, due 8/2031)	8/25/2026	SOFR + 5.50%	9.24%	108,611	108,581	2.1%
					1,243,072	1,250,272	24.6%
Hotel, Gaming and Leisure
AVSC Holding Corp. (3)	First-lien loan ($244,693 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.90%	240,804	244,693	4.8%
	First-lien revolving loan ($10,526 par, due 12/2029)	12/5/2024	SOFR + 5.00%	8.90%	10,188	10,526	0.2%
Casper Lux Aggregator S.A.R.L. (3)(4)	First-lien loan (EUR 60,000 par, due 3/2032)	8/28/2026	E + 8.25%	10.80%	68,349	66,618 (EUR 58,650)	1.3%
Equinox Holdings, Inc.	First-lien loan ($208,376 par, due 3/2029) (3)	3/8/2024	SOFR + 7.25%	11.32%	206,354	210,460	4.1%
	Second-lien loan ($12,350 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	12,283	13,616	0.3%
Mindbody, Inc. (3)	First-lien loan ($177,333 par, due 3/2033)	3/30/2026	SOFR + 6.00%	10.07%	174,489	173,841	3.4%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 38,307 par, due 4/2030)	4/10/2024	E + 7.75%	10.20% (incl. 4.13% PIK)	43,521	43,117 (EUR 37,960)	0.9%
	First-lien revolving loan (EUR 83 par, due 4/2030)	4/10/2024	E + 7.25%	9.84%	80	93 (EUR 82)	0.0%
					756,068	762,964	15.0%
Human Resource Support Services
bswift, LLC (3)(5)	First-lien loan ($209,828 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.49%	207,733	208,779	4.1%
HireVue, Inc. (3)	First-lien loan ($119,941 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.60%	118,585	105,548	2.1%
	First-lien revolving loan ($14,257 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.82%	14,080	12,546	0.2%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($71,543 par, due 10/2029)	10/31/2025	SOFR + 5.00%	9.07%	71,109	70,470	1.4%
					411,507	397,343	7.8%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($133,815 par, due 7/2030)	6/30/2023	SOFR + 5.00%	9.07%	131,743	132,811	2.6%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($25,767 par, due 4/2031)	10/20/2025	SOFR + 7.00%	11.07%	25,324	25,445	0.5%
Coupa Holdings, LLC (3)	First-lien loan ($156,883 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.07%	154,532	153,745	3.0%
	First-lien revolving loan ($6,692 par, due 2/2029)	2/27/2023	SOFR + 5.25%	9.07%	6,564	6,491	0.1%
EDB Parent, LLC (3)(5)	First-lien loan ($18,583 par, due 7/2028)	8/6/2025	SOFR + 5.75%	9.57%	18,451	18,397	0.4%
Hippo XPA Bidco AB (3)(4)(5)	First-lien loan (SEK 881,131 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	8.58% (incl. 3.50% PIK)	89,207	86,966 (SEK 867,800)	1.7%
	First-lien loan (EUR 2,641 par, due 2/2031)	2/20/2024	E + 6.50%	9.09% (incl. 3.50% PIK)	2,843	3,000 (EUR 2,641)	0.1%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($32,941 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.25%	32,386	32,282	0.6%
	First-lien revolving loan ($618 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.26%	583	576	0.0%
Kryptona BidCo US, LLC (3)	First-lien loan ($224,306 par, due 12/2031)	12/18/2024	SOFR + 5.75%	9.73% (incl. 3.13% PIK)	221,274	223,099	4.4%
	First-lien loan (EUR 50,281 par, due 12/2031)	12/18/2024	E + 5.75%	8.72% (incl. 3.13% PIK)	54,047	56,823 (EUR 50,026)	1.1%
RainFocus, LLC (3)(5)	First-lien loan ($11,280 par, due 4/2031)	4/25/2025	SOFR + 5.88%	10.12%	11,225	11,280	0.2%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($31,762 par, due 10/2028)	10/31/2022	SOFR +5.50%	9.26%	31,389	31,762	0.6%
					779,568	782,677	15.3%
Manufacturing
ASP Unifrax Holdings, Inc. (12)	First-lien loan ($3,117 par, due 9/2029) (3)(11)	9/30/2024	SOFR + 9.00%	12.90%	3,038	1,262	0.0%
	Second-lien note ($2,031 par, due 9/2029) (11)	8/31/2023	7.10%	7.10%	1,529	5	0.0%
	Super-Priority DIP term loan ($560 par, due 11/2026) (3)	7/30/2026	SOFR + 8.38%	12.20% (incl. 6.10% PIK)	553	559	0.0%
	Roll Up DIP term loan ($559 par, due 11/2026) (3)	8/5/2026	SOFR + 8.38%	12.15% (incl. 6.07% PIK)	553	559	0.0%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	8.13%	13,713	14,529 (EUR 12,791)	0.3%
	First-lien loan (EUR 5,216 par, due 7/2031)	7/11/2024	E + 4.75%	7.38%	5,653	5,876 (EUR 5,173)	0.1%
					25,039	22,790	0.4%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($97,561 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.00%	97,372	98,049	1.9%
Otodata Holdings, Inc. (3)(4)	First-lien loan ($56,980 par, due 8/2033)	8/31/2026	SOFR + 4.75%	8.65%	56,236	55,930	1.1%
	First-lien loan (CAD 3,214 par, due 8/2033)	8/31/2026	C + 4.75%	7.04%	2,277	2,190 (CAD 3,109)	0.0%
					155,885	156,169	3.0%
Other

Boréal Bidco (3)(4)	First-lien note (EUR 134,822 par, due 3/2032)	3/24/2025	E + 7.00%	9.59% (incl. 4.00% PIK)	143,920	152,754 (EUR 134,485)	3.0%
Cast & Crew, LLC (3)(12)	First-lien loan (CAD 141,298 par, due 1/2029) (11)	2/27/2025	C + 5.50%	7.80%	95,305	30,852 (CAD 43,802)	0.6%
	First-lien loan ($13,457 par, due 12/2028) (11)	1/9/2026	SOFR + 3.75%	7.57%	8,833	4,172	0.1%
	Super-Priority PIK term loan ($4,541 par, due 9/2027)	9/2/2026	SOFR + 7.00%	10.87% (incl. 5.00% PIK)	4,164	4,337	0.1%
Omnigo Software, LLC (3)	First-lien loan ($70,343 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.90%	69,989	68,935	1.4%
Scorpio Bidco (3)(4)	First-lien loan (EUR 75,326 par, due 4/2031)	4/4/2024	E + 5.75%	8.34%	80,736	84,792 (EUR 74,651)	1.7%
Sediver S.p.A. (3)(4)	First-lien note (EUR 57,989 par, due 10/2031)	10/29/2024	E + 5.00%	7.59%	62,079	65,554 (EUR 57,713)	1.3%
	First-lien note ($160,437 par, due 10/2031)	10/29/2024	SOFR + 5.00%	9.08%	157,990	159,583	3.1%
					623,016	570,979	11.3%
Pharmaceuticals
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($118,175 par, due 8/2031)	8/7/2024	15.00%	15.00%	117,507	131,765	2.6%
Beam Therapeutics, Inc. (3)(4)	First-lien loan ($50,000 par, due 2/2033)	2/24/2026	SOFR + 6.50%	10.26%	49,838	51,125	1.0%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 139,148 par, due 12/2030)	12/11/2024	E + 7.25%	9.84%	143,180	153,705 (EUR 135,321)	3.0%
	First-lien loan (GBP 77,006 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	96,201	99,741 (GBP 75,081)	2.0%
					406,726	436,336	8.6%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 770 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	969	1,023 (GBP 770)	0.0%
Retail and Consumer Products
Acosta Inc. (3)(12)	First-lien loan ($192,990 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.62%	189,935	191,060	3.8%
Bed Bath and Beyond Inc. (3)(11)(13)	ABL FILO term loan ($6,507 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.80%	6,445	4,490	0.1%
	Roll Up DIP term loan ($42,946 par)	4/24/2023	SOFR + 7.90%	11.80% PIK	42,946	29,633	0.6%
	Super-Priority DIP term loan ($5,605 par)	4/24/2023	SOFR + 7.90%	11.80%	5,605	3,868	0.1%
Blazing Star Parent, LLC (3)	First-lien loan ($195,000 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.76%	192,635	195,000	3.8%
Cordance Operations, LLC (3)	First-lien loan ($35,134 par, due 7/2028)	6/12/2025	SOFR + 7.90%	11.66%	34,648	34,786	0.7%
PDI TA Holdings, Inc. (3)	First-lien loan ($164,510 par, due 2/2031)	2/1/2024	SOFR + 6.00%	9.82% (incl. 2.50% PIK)	162,910	155,051	3.1%
	First-lien revolving loan ($13,234 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.33%	13,112	12,473	0.3%
Photo Holdings, LLC (3)	First-lien loan ($250,000 par, due 6/2031)	6/22/2026	SOFR + 7.00%	11.07%	238,391	243,750	4.8%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.91%	8,168	8,443 (EUR 7,433)	0.2%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.91%	376	361 (EUR 318)	0.0%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($14,122 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.23%	13,874	13,636	0.3%
					909,045	892,551	17.8%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($100,000 par, due 3/2031)	3/26/2024	SOFR + 5.50%	9.27%	98,960	99,500	2.0%
Frontline Road Safety Operations, LLC (3)	First-lien loan ($52,907 par, due 3/2032)	6/2/2026	SOFR + 5.00%	8.90%	50,867	50,876	1.0%
Rail Acquisitions LLC	First-lien loan ($27,764 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.84%	27,302	27,538	0.5%
	Second-lien note ($29,670 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	26,189	26,861	0.5%
Ranger Intermediate II, LLC (3)	First-lien loan ($299,061 par, due 10/2031)	10/28/2025	SOFR + 5.75%	9.57%	295,150	293,828	5.8%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 16,150 par, due 9/2030)	9/30/2024	E + 6.00%	8.59%	17,844	18,117 (EUR 15,950)	0.4%
					516,312	516,720	10.2%
Total Debt Investments					8,962,607	8,939,125	176.2%

Equity Investments
Business Services
Artisan Topco LP (9)	Class A Preferred Units (7,882,736 units)	11/7/2023			7,883	6,228	0.1%
Insight Hideaway Aggregator, L.P. (9)	Partnership Interest (2,170,139 units)	3/19/2024			21,701	27,886	0.6%
Newark FP Co-Invest, L.P. (9)	Partnership (8,555,356 units)	11/8/2023			8,572	4,307	0.1%
Warrior TopCo LP (9)	Class A Units (9,576,271 units)	7/7/2023			9,576	16,926	0.3%
					47,732	55,347	1.1%
Financial Services
AF Eagle Parent, L.P. (9)	Partnership Units (337,024 units)	11/27/2023			11,364	18,352	0.4%
Healthcare
EC Homecare Holdings L.P. (9)(10)	Class A Units (11,710 units)	7/20/2026			11,711	11,711	0.2%
Hera Topco, Inc. (10)	Series A Preferred Shares (44,305 shares)	8/25/2026	13.75%	13.75% PIK	43,594	43,014	0.9%
Raptor US Buyer II Corp. (9)	Ordinary Shares (83,408 shares)	3/24/2023			12,876	14,002	0.3%
					68,181	68,727	1.4%
Human Resource Support Services
bswift, LLC (9)	Class A-1 Units (7,606,491 units)	11/7/2022			7,606	10,307	0.2%
Internet Services
Bigtincan Holdings L.P. (9)(10)	Class A Units (1,597,110 units)	4/16/2025			1,630	1,765	0.0%
SMA Technologies Holdings, LLC (9)	Class A Units (244 units)	11/21/2022			244	469	0.0%

	Class B Units (173,048 units)	11/21/2022			10	20	0.0%
					1,884	2,254	0.0%
Pharmaceuticals
Elysium BidCo Limited (4)(9)	Convertible Preference Shares (38,503,125 shares)	12/11/2024			49,063	52,428 (GBP 39,466)	1.0%
Transportation
RAILTRAC Holdings Inc. (9)	Warrants (3,824 warrants)	1/27/2025			3,396	3,464	0.1%
Ranger Parent I, Inc. (10)	Series A-1 Preferred Shares (24,436 shares)	10/28/2025	14.50%	14.50% PIK	23,235	21,816	0.4%
	Warrants (16,643 warrants) (9)	10/28/2025			1,353	1,353	0.0%
					27,984	26,633	0.5%
Total Equity Investments					213,814	234,048	4.6%

Joint Venture Investments
Structured Credit Partners JV, LLC (4)(6)(10)	Partnership Interest (25.00% ownership)	12/23/2025			37,832	40,007	0.8%
Total Equity and Joint Venture Investments					251,646	274,055	5.4%
Total Investments					$9,214,253	$9,213,180	181.6%

Derivative Instruments

Interest rate swaps

	Interest Rate Swaps as of September 30, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.50%	SOFR + 2.51%	3/11/2029	$600,000	$(11,088)	$—	$(22,142)
Interest rate swap (a)(b)	6.50%	SOFR + 2.22%	3/11/2029	150,000	(1,761)	—	(5,848)
Interest rate swap (a)(b)	5.75%	SOFR + 2.55%	1/15/2030	600,000	(29,457)	—	(24,296)
Interest rate swap (a)(b)	6.13%	SOFR + 2.01%	7/15/2030	750,000	(17,871)	—	(38,823)
Interest rate swap (a)(b)	6.50%	SOFR + 1.96%	12/15/2031	750,000	(10,118)	—	(10,118)
Total Hedge Accounting Swaps				2,850,000	(70,295)	—	(101,227)
Cash collateral				—	147,506	—	—
Total derivatives				$2,850,000	$77,211	$—	$(101,227)
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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or "C"), Euro Interbank Offer Rate (“EURIBOR” or “E”), Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, Sterling Overnight Index Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate ("STIBOR"), Norwegian Interbank Offered Rate ("NIBOR" or "N") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 25.0% of total assets as of September 30, 2026.
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
(6)
Under the 1940 Act, the Company is deemed to be an "Affiliated Person" (as defined in the 1940 Act) of the portfolio company as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the nine months ended September 30, 2026 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the nine months ended September 30, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2026	Interest Income	Dividend Income	Other Income
Structured Credit Partners JV, LLC	$—	$37,832	$—	$2,175	$—	$40,007	$—	$2,587	$—
Total	$—	$37,832	$—	$2,175	$—	$40,007	$—	$2,587	$—

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

(7)
As of September 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $9,238,754, resulting in estimated gross unrealized gains and losses of $182,887 and $263,307, respectively.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $118,929, or 2.3% of the Company’s net assets.
(11)
Investment is on non-accrual status as of September 30, 2026.
(12)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(13)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $31.9 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Lending Partners

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	146,285,685	$146	$4,100,272	$70,070	$4,170,488
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	143,769	143,769
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(147,025)	(147,025)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	1,435	1,435
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	4,292,650	5	122,379	—	122,384
Dividends declared from net investment income	—	—	—	(105,405)	(105,405)
Balance at March 31, 2026	150,578,335	$151	$4,222,651	$(37,156)	$4,185,646
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	142,736	142,736
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,008	13,008
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	55	55
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	8,677,493	9	249,991	—	250,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,834,803	1	51,006	—	51,007
Dividends declared from net investment income	—	—	—	(112,763)	(112,763)
Balance at June 30, 2026	161,090,631	$161	$4,523,648	$5,880	$4,529,689
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	146,706	146,706
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(30,104)	(30,104)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(7)	(7)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	17,373,129	17	499,983	—	500,000
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,943,060	2	54,637	—	54,639
Dividends declared from net investment income	—	—	—	(126,285)	(126,285)
Balance at September 30, 2026	180,406,820	$180	$5,078,268	$(3,810)	$5,074,638

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	140,208,028	$140	$3,923,739	$112,591	$4,036,470
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	152,562	152,562
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(24,733)	(24,733)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	278	278
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,456,909	2	41,943	—	41,945
Dividends declared from net investment income	—	—	—	(94,916)	(94,916)
Balance at March 31, 2025	141,664,937	$142	$3,965,682	$145,782	$4,111,606
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	147,018	147,018
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	13,698	13,698
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,790)	(2,790)
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,479,035	1	42,920	—	42,921
Dividends declared from net investment income	—	—	—	(100,200)	(100,200)
Balance at June 30, 2025	143,143,972	$143	$4,008,602	$203,508	$4,212,253
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	142,571	142,571
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(5,031)	(5,031)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	841	841
Dividends to shareholders:
Stock issued in connection with dividend reinvestment plan	1,559,071	2	45,882	—	45,884
Dividends declared from net investment income	—	—	—	(101,293)	(101,293)
Balance at September 30, 2025	144,703,043	$145	$4,054,484	$240,596	$4,295,225

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Lending Partners

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$270,573	$424,414
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	216,861	(119,608)
Net change in unrealized (gains) losses on foreign currency transactions	(52,740)	137,408
Net change in unrealized (gains) losses on foreign currency forward contracts	—	(1,734)
Net realized (gains) losses on investments	(1,736)	(15,147)
Net realized (gains) losses on foreign currency transactions	(54)	(66)
Net amortization of discount on investments	(31,561)	(50,528)
Amortization of deferred financing costs	7,930	9,255
Amortization of discount on debt	1,732	1,569
Purchases and originations of investments, net	(2,465,423)	(2,047,677)
Proceeds from investments, net	34,722	168,912
Repayments on investments	1,190,862	1,633,346
Paid-in-kind interest	(48,012)	(49,042)
Changes in operating assets and liabilities:
Interest and dividends receivable	(8,983)	(4,203)
Interest receivable paid-in-kind	(9,573)	(1,214)
Prepaid expenses and other assets	(709)	(17,435)
Management fees payable to affiliate	1,393	2,743
Incentive fees on net investment income payable to affiliate	1,140	3,996
Incentive fees on net capital gains accrued to affiliate	(14,922)	(3,811)
Other payables to affiliates	1,354	(204)
Other liabilities	(98,177)	29,168
Net Cash Provided by (Used in) Operating Activities	(1,005,323)	100,142
Cash Flows from Financing Activities
Borrowings on debt	4,019,735	2,817,248
Repayments on debt	(3,328,626)	(2,652,081)
Deferred financing costs	(17,335)	(20,450)
Dividends paid to shareholders	(250,527)	(158,306)
Capital calls	750,000	—
Net Cash Provided by (Used in) Financing Activities	1,173,247	(13,589)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	167,924	86,553
Cash, cash equivalents and restricted cash, beginning of period	454,681	1,198,013
Cash, Cash Equivalents and Restricted Cash, End of Period	$622,605	$1,284,566
Supplemental Information:
Interest paid during the period	$198,491	$176,868
Excise and other taxes paid during the period	$7	$17
Dividends declared during the period	$344,453	$296,409

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$228,030	$130,750

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

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by the Company’s Board of Trustees (the “Board”), based on, among other things, the input of the Adviser, the Company’s Audit Committee and independent third-party valuation firms engaged at the direction of the Company's Board of Trustees.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At September 30, 2026, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

As of September 30, 2026 and December 31, 2025, there were no expenses borne by the Adviser subject to future recoupment. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For both the three and nine months ended September 30, 2026, the Company recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2025, the Company recorded no net expense and a net expense of less than $0.1 million, respectively, for U.S. federal excise tax and other taxes.

For both the three and nine months ended September 30, 2026, there was no recorded deferred tax liability. For both the three and nine months ended September 30, 2025, the Company recorded no provision pertaining to net unrealized gains from its investments. For both the three and nine months ended September 30, 2025, the Company recognized a tax provision of $1.1 million, pertaining to net realized gains from one of its investments.

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

In September 2026, the FASB issued ASU No. 2026-03, “ Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”)”, which requires investment companies to reflect the effect of contractual sale restrictions in the fair value measurement of equity securities. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company early adopted ASU 2026-03 prospectively as of September 30, 2026, which did not have a material impact on its consolidated financial statements.

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

In November 2026, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2027, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses of $1.1 million and $3.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred $1.1 million and $3.1 million, respectively for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

In November 2026, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2027, and may be extended subject to required approvals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2026, Management Fees (gross of waivers) were $29.3 million and $83.8 million, respectively. For the three and nine months ended September 30, 2025, Management Fees (gross of waivers) were $28.1 million and $79.9 million, respectively.

Prior to any Exchange Listing that may occur, the Adviser will waive its right to receive Management Fees in excess of the sum of 1.00% of the Company’s average aggregate drawn capital (including capital drawn to pay Company expenses) as of the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the relevant calendar quarter. The fee waiver will terminate if and when the Company consummates an Exchange Listing. For the three and nine months ended September 30, 2026, Management Fees of $17.6 million and $51.3 million, respectively, have been waived. For the three and nine months ended September 30, 2025, Management Fees of $17.9 million and $50.1 million, respectively, have been waived.

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

For the three and nine months ended September 30, 2026, Incentive Fees on net investment income were $21.0 million and $59.8 million, respectively. For the three and nine months ended September 30, 2026, the Company had no accrual and an accrual of $(14.9) million, respectively, related to capital gains fees. For the three and nine months ended September 30, 2025, Incentive Fees on net investment income were $20.2 million and $62.6 million, respectively. For the three and nine months ended September 30, 2025, the Company had an accrual of $(1.0) million and $(3.8) million, respectively, related to Capital Gains Fees. As of September 30, 2026, the Capital Gains Fees are not contractually payable to the Adviser.

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

As of September 30, 2026 and 2025, the Adviser had not provided any written commitments for Expense Payments. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expenses in the future.

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

Investments at fair value consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$8,687,827	$8,658,565	$(29,262)
Second-lien debt investments	40,001	40,483	482
Mezzanine debt investments	234,779	240,077	5,298
Equity investments	213,814	234,048	20,234
Joint venture investments	37,832	40,007	2,175
Total Investments	$9,214,253	$9,213,180	$(1,073)

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$7,483,884	$7,659,912	$176,028
Second-lien debt investments	35,279	37,383	2,104
Mezzanine debt investments	215,194	222,366	7,172
Equity investments	158,509	188,993	30,484
Total Investments	$7,892,866	$8,108,654	$215,788

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Automotive	3.3%	3.8%
Business Services	20.9%	19.7%
Chemicals	0.4%	1.6%
Communications	4.0%	5.6%
Education	3.7%	4.3%
Electronics	2.4%	2.8%
Financial Services	0.4%	0.4%
Healthcare	14.3%	7.6%
Hotel, Gaming and Leisure	8.3%	6.4%
Human Resource Support Services	4.4%	5.2%
Internet Services	8.5%	7.8%
Manufacturing	0.2%	2.4%
Oil, Gas and Consumable Fuels	1.7%	1.2%
Other (2)	6.6%	7.4%
Pharmaceuticals	5.3%	7.5%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	9.7%	10.1%
Transportation	5.9%	6.2%
Total	100.0%	100.0%

(1)
Value rounds to less than 0.1%.
(2)
Includes joint venture investments.

The geographic composition of investments at fair value at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
United States
Midwest	16.7%	21.0%
Northeast	10.8%	10.5%
South	19.2%	19.1%
West	28.8%	24.2%
Canada (1)	0.6%	0.0%
Finland (1)	0.0%	0.0%
France	4.7%	4.5%
Germany	1.0%	1.3%
Italy	2.4%	2.8%
Netherlands	0.1%	0.2%
Norway	6.1%	7.2%
Sweden	1.0%	0.3%
Switzerland	2.0%	—
United Kingdom	6.6%	8.9%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2026 and 2025, respectively:

			For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(9,474)	$9,750	$276	$(28,093)	$29,250	$1,157
Interest rate swap	3/11/2029	150,000	(2,259)	2,438	179	(6,697)	7,313	616
Interest rate swap	1/15/2030	600,000	(9,527)	8,625	(902)	(28,250)	25,875	(2,375)
Interest rate swap	7/15/2030	750,000	(10,876)	11,484	608	(32,366)	34,452	2,086
Interest rate swap	12/15/2031	750,000	(486)	542	56	(486)	542	56
Total		$2,850,000	$(32,622)	$32,839	$217	$(95,892)	$97,432	$1,540

			For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	3/11/2029	$600,000	$(10,544)	$9,750	$(794)	$(31,245)	$29,250	$(1,995)
Interest rate swap	3/11/2029	150,000	(2,526)	2,438	(88)	(7,485)	7,313	(172)
Interest rate swap	1/15/2030	600,000	(10,597)	8,625	(1,972)	(31,402)	25,875	(5,527)
Interest rate swap	7/15/2030	750,000	(12,212)	11,484	(728)	(33,781)	32,156	(1,625)
Total		$2,100,000	$(35,879)	$32,297	$(3,582)	$(103,913)	$94,594	$(9,319)

For the three and nine months ended September 30, 2026, the Company recognized $61.9 million and $101.2 million, respectively, of unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, this amount was offset by a decrease of $14.0 million and $28.0 million, respectively, for a change in carrying value of the 2029 Notes, a decrease of $14.6 million and $24.3 million, respectively, for a change in carrying value of the January 2030 Notes, a decrease of $23.2 million and $38.8 million, respectively, for a change in carrying value of the July 2030 Notes and a decrease of $10.1 million and $10.1 million, respectively, for a change in carrying value of the 2031 Notes.

For the three and nine months ended September 30, 2025, the Company recognized $3.3 million and $60.0 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, this amount was offset by an increase of $0.5 million and $17.2 million, respectively, for a change in the carrying value of the 2029 Notes. For the three and nine months ended September 30, 2025, this amount was offset by an increase of $1.8 million and $19.3 million, respectively, for a change in the carrying value of the January 2030 Notes. For the three and nine months ended September 30, 2025, this amount was offset by an increase of $1.1 million and $23.5 million, respectively, for a change in the carrying value of the July 2030 Notes.

As of September 30, 2026, the swap transactions had a fair value of $(70.3) million which is netted against cash collateral of $147.5 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of September 30, 2026, the derivatives had a fair value of $77.2 million. As of December 31, 2025, the swap transactions had a fair value of $30.9 million, which is netted against cash collateral of $47.7 million on the Company's Consolidated Balance Sheet. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company's Consolidated Balance Sheet. As of December 31, 2025, the derivatives had a fair value of $78.6 million.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2026 and December 31, 2025:

	Fair Value Hierarchy at September 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$202,988	$8,455,577	$8,658,565
Second-lien debt investments	—	5	40,478	40,483
Mezzanine debt investments	—	—	240,077	240,077
Equity investments	—	—	234,048	234,048
Joint venture investments	—	—	40,007	40,007
Total investments at fair value	$—	$202,993	$9,010,187	$9,213,180
Interest rate swaps	—	(70,295)	—	(70,295)
Total	$—	$132,698	$9,010,187	$9,142,885

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$260,984	$7,398,928	$7,659,912
Second-lien debt investments	—	223	37,160	37,383
Mezzanine debt investments	—	—	222,366	222,366
Equity investments	—	—	188,993	188,993
Total investments at fair value	$—	$261,207	$7,847,447	$8,108,654
Interest rate swaps	—	30,932	—	30,932
Total	$—	$292,139	$7,847,447	$8,139,586

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026:

	As of and for the Three Months Ended
	September 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Joint venture investments	Total
Balance, beginning of period	$7,983,771	$38,571	$230,594	$174,484	$26,925	$8,454,345
Purchases or originations	968,557	—	—	54,687	12,128	1,035,372
Repayments / redemptions	(467,291)	—	—	—	—	(467,291)
Sales proceeds	(10)	—	—	—	—	(10)
Paid-in-kind interest	7,996	1,487	6,528	617	—	16,628
Net change in unrealized gains (losses)	(49,895)	247	2,810	4,260	954	(41,624)
Net realized gains (losses)	207	—	—	—	—	207
Net amortization of discount on securities	12,242	173	145	—	—	12,560
Balance, End of Period	$8,455,577	$40,478	$240,077	$234,048	$40,007	$9,010,187

	As of and for the Nine Months Ended
	September 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Joint venture investments	Total
Balance, beginning of period	$7,398,928	$37,160	$222,366	$188,993	$—	$7,847,447
Purchases or originations	2,359,802	—	—	54,687	37,832	2,452,321
Repayments / redemptions	(1,151,751)	—	—	—	—	(1,151,751)
Sales proceeds	(3,098)	—	—	—	—	(3,098)
Paid-in-kind interest	23,936	4,258	19,158	618	—	47,970
Net change in unrealized gains (losses)	(201,070)	(1,434)	(1,874)	(10,250)	2,175	(212,453)
Net realized gains (losses)	256	—	—	—	—	256
Net amortization of discount on securities	28,574	494	427	—	—	29,495
Balance, End of Period	$8,455,577	$40,478	$240,077	$234,048	$40,007	$9,010,187

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025:

	As of and for the Three Months Ended
	September 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$6,838,709	$32,265	$210,092	$159,301	$7,240,367
Purchases or originations	740,004	—	—	33	740,037
Repayments / redemptions	(532,927)	—	—	—	(532,927)
Sales proceeds	(654)	—	—	(12,706)	(13,360)
Paid-in-kind interest	12,070	1,288	5,653	—	19,011
Net change in unrealized gains (losses)	(26,040)	285	(42)	6,466	(19,331)
Net realized gains (losses)	40	—	—	6,148	6,188
Net amortization of discount on securities	17,661	148	140	—	17,949
Balance, End of Period	$7,048,863	$33,986	$215,843	$159,242	$7,457,934

	As of and for the Nine Months Ended
	September 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$6,728,411	$93,469	$123,184	$154,511	$7,099,575
Purchases or originations	1,799,501	19,198	76,440	4,097	1,899,236
Repayments / redemptions	(1,548,022)	(83,916)	—	—	(1,631,938)
Sales proceeds	(116,074)	—	—	(24,468)	(140,542)
Paid-in-kind interest	32,081	3,454	13,362	—	48,897
Net change in unrealized gains (losses)	108,458	(3,769)	2,459	11,765	118,913
Net realized gains (losses)	525	—	—	13,337	13,862
Net amortization of discount on securities	43,983	5,550	398	—	49,931
Balance, End of Period	$7,048,863	$33,986	$215,843	$159,242	$7,457,934

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2026 and September 30, 2025:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Three Months Ended	For the Three Months Ended
	September 30, 2026 on	September 30, 2025 on
	Investments Held at	Investments Held at
	September 30, 2026	September 30, 2025
First-lien debt investments	$(35,107)	$(11,664)
Second-lien debt investments	247	285
Mezzanine debt investments	2,810	(41)
Equity investments	4,260	11,104
Joint venture investments	954	—
Total	$(26,836)	$(316)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2026 on	September 30, 2025 on
	Investments Held at	Investments Held at
	September 30, 2026	September 30, 2025
First-lien debt investments	$(193,245)	$141,297
Second-lien debt investments	(1,434)	1,390
Mezzanine debt investments	(1,874)	2,458
Equity investments	(10,250)	15,448
Joint venture investments	2,175	—
Total	$(204,628)	$160,593

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2026
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$8,455,577	Income approach (1)	Discount rate	8.0% — 27.5% (11.2%)	Decrease
Second-lien debt investments	40,478	Income approach	Discount rate	16.3% — 17.7% (16.8%)	Decrease
Mezzanine debt investments	240,077	Income approach	Discount rate	11.5% — 11.5% (11.5%)	Decrease
Equity investments	117,258	Income approach	Discount rate	15.2% — 19.2% (17.7%)	Decrease
Equity investments	116,790	Market Multiple	Comparable multiple	10.4x — 24.0x (15.0x)	Increase
Joint venture investments	40,007	Income approach	Discount rate	13.0% — 13.0% (13.0%)	Decrease
Total	$9,010,187
(1)
Includes $38.0 million of first-lien debt investments which were valued using an asset waterfall and $30.9 million of first-lien debt investments which were valued using a comparable market price.

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

As of September 30, 2026, SCP had total capital commitments of $600.0 million comprised of $100.0 million of capital commitments from Sixth Street Lending Partners, $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of September 30, 2026, SCP had the following contributed capital and unfunded commitments from its members:

September 30, 2026
Total contributed capital by Sixth Street Lending Partners	$37,832
Total contributed capital by Sixth Street Specialty Lending, Inc.	75,641
Total contributed capital by Carlyle	113,473
Total contributed capital	$226,946
Total unfunded commitments by Sixth Street Lending Partners	62,169
Total unfunded commitments by Sixth Street Specialty Lending, Inc.	124,360
Total unfunded commitments by Carlyle	186,529
Total unfunded commitments	$373,058

As of September 30, 2026, SCP had six subsidiaries. The wholly owned subsidiaries include; (i) Carlyle US CLO 2026-3, Ltd., a Cayman Islands corporation; (ii) Carlyle US CLO 2026-B, Ltd., a Cayman Islands corporation; (iii) Sixth Street CLO 32, Ltd., a Cayman Islands corporation; (iv) Sixth Street CLO 33, Ltd., a Cayman Islands corporation and (v) Carlyle CLO 2026-D, Ltd., a Cayman Islands corporation. Sixth Street SCP Warehouse 4, Ltd., a Cayman Islands corporation is a majority owned subsidiary. Each subsidiary primarily invests in broadly syndicated loans. As SCP has a controlling financial interest in all subsidiaries, they are consolidated in SCP’s unaudited consolidated financial statements commencing from the date of their respective formation.

Below is selected consolidated balance sheet information for SCP as of September 30, 2026:

September 30, 2026
(unaudited)
Selected Consolidated Balance Sheet Information:
Assets
Investment at fair value (amortized cost of $2,138,270)	$2,135,823
Cash and cash equivalents (1)	460,529
Prepaid expenses and other assets	31,896
Total Assets	$2,628,248
Liabilities and Members' Equity
Secured borrowings	$1,991,070
Dividend payable	14,850
Accrued expenses and other liabilities	396,839
Members' equity (2)	224,023
Non-controlling interest (3)	1,466
Total Liabilities and Members' Equity	$2,628,248
(1)
As of September 30, 2026, $39,609 of SCP's cash and cash equivalents was restricted.
(2)
As of September 30, 2026, the fair value of the Company's ownership interest in the members' equity was $40,007.
(3)
As of September 30, 2026, a third-party investor had a 5% economic interest in Sixth Street SCP Warehouse 4, Ltd., a consolidated subsidiary of SCP.

Below is selected consolidated statement of operations information for SCP for the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total Investment Income	$27,942	$51,515
Expenses
Interest expense	18,169	35,142
Other expenses	404	1,572
Total expenses	18,573	36,714
Net Investment Income	9,369	14,801
Net change in unrealized gains (losses) on investments	2,291	(2,447)
Net realized gains (losses) on investments	133	266
Increase (Decrease) in Net Assets Resulting from Operations	$11,793	$12,620
Net income (loss) attributable to non-controlling interest	36	23
Increase (Decrease) in Net Assets Resulting from Operations Attributable to Members	$11,757	$12,597

For the three and nine months ended September 30, 2026, SCP declared $9.8 million and $15.5 million, respectively, in distributions, of which $1.6 million and $2.6 million, respectively, was recognized as dividend income in the Company's Consolidated Statements of Operations. As of September 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 20.3%.

Below is a summary of SCP's portfolio as of September 30, 2026:

As of
September 30, 2026
Total investments (1)	$2,157,543
Weighted average yield on total investments at amortized cost	6.95%
Weighted average yield on total investments at fair value	6.96%
Weighted average spread on investments	2.77%
Number of portfolio companies in SCP	461
Percentage of loans at floating interest rates	99.64%
(1)
At par amount.

The industry composition of SCP's portfolio at fair value as of September 30, 2026 is as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$82,517	$82,555	3.9%
Auto Aftermarket & Services	66,097	66,009	3.1%
Beverage & Food	64,031	63,940	3.0%
Business Services	256,298	256,465	12.0%
Capital Equipment	117,964	118,019	5.5%
Chemicals, Plastics & Rubber	35,392	35,540	1.7%
Construction & Building	127,853	127,274	6.0%
Consumer goods: Durable	40,008	39,997	1.9%
Consumer goods: Non-durable	49,757	49,781	2.3%
Consumer Services	138,343	138,534	6.5%
Containers, Packaging & Glass	57,202	57,368	2.7%
Diversified Financial Services	252,087	249,538	11.7%
Energy: Electricity	29,905	29,850	1.4%
Energy: Oil & Gas	33,698	33,774	1.6%
Environmental Industries	36,189	36,211	1.7%
Forest Products & Paper	8,624	8,620	0.4%
Healthcare & Pharmaceuticals	135,146	135,332	6.3%
High Tech Industries	144,844	145,952	6.8%
Leisure Products & Services	102,719	101,895	4.8%
Media: Advertising, Printing & Publishing	16,830	16,917	0.8%
Media: Broadcasting & Subscription	22,134	22,163	1.0%
Media: Diversified & Production	33,681	33,946	1.6%
Metals & Mining	3,971	3,992	0.2%
Retail	41,253	41,108	1.9%
Sovereign & Public Finance	13,084	13,122	0.6%
Telecommunications	19,748	19,574	0.9%
Transportation: Cargo	8,306	8,449	0.4%
Transportation: Consumer	38,724	38,230	1.8%
Utilities: Electric	11,155	11,191	0.5%
Utilities: Oil & Gas	4,874	4,920	0.2%
Wholesale	145,836	145,557	6.8%
Total	$2,138,270	$2,135,823	100.0%

The geographic composition of SCP's portfolio at fair value as of September 30, 2026 is as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,981	$2,006	0.1%
Austria	2,054	2,044	0.1%
Canada	21,334	21,171	1.0%
France	10,609	10,619	0.5%
Germany	13,422	13,518	0.6%
Ireland (1)	885	843	0.0%
Luxembourg	24,574	24,686	1.2%
Netherlands	23,521	23,636	1.1%
United Kingdom	31,300	30,834	1.5%
United States	2,008,590	2,006,466	93.9%
Total	$2,138,270	$2,135,823	100.0%
(1)
Value rounds to less than 0.1%.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which are categorized as Level 3 within the fair value hierarchy, as of September 30, 2026 and December 31, 2025, approximates their carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2029 Notes	$750,000	$750,825	$750,000	$778,345
January 2030 Notes	600,000	583,176	600,000	607,796
July 2030 Notes	750,000	731,110	750,000	769,633
2031 Notes	750,000	730,845	—	—
Total	$2,850,000	$2,795,956	$2,100,000	$2,155,774
(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and the Credit Facilities, are classified as Level 2.

7. Debt

Subscription Facility

On September 1, 2022, the Company entered into a revolving credit agreement (as amended, the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the Subscription Facility were $400 million.

Pursuant to the third amendment to the Subscription Facility dated as of August 28, 2026 (the “Subscription Facility Third Amendment”), the Company exercised its option to extend the stated maturity date to August 27, 2027. As of September 30, 2026, aggregate commitments under the Subscription Facility were $500 million.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, the Company had outstanding debt denominated in British pounds (GBP) of 9.8 million and Euros (EUR) of 6.9 million on its Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of September 30, 2026 and December 31, 2025, the Company had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

As of September 30, 2026, aggregate commitments under the Revolving Credit Facility were $2.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $4.0125 billion.

Pursuant to the Fifth Amendment dated May 1, 2026, with respect to $2.475 billion of commitments, the termination of the revolving period was extended to May 1, 2030 and the stated maturity was extended to May 1, 2031 and the uncommitted accordion was increased from up to $3.42 billion to up to $4.0125 billion.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, the Company had outstanding debt denominated in British pounds (GBP) of 246.7 million, Canadian dollars (CAD) of 144.5 million, Euros (EUR) of 1,062.5 million and Swedish Krona (SEK) of 871.8 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) of 974.5 million and Swedish Krona (SEK) of 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of September 30, 2026, the Company had $24.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2025, the Company had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.525%, 1.65%, or 1.775%, or the base rate plus a margin of either 0.525%, 0.65% or 0.775%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. We may elect either the applicable reference rate or base rate at the time of the drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.325% per annum on the unused commitments and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company entered into two interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rate swaps is $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(12.8) million and $15.1 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, the Company’s effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(29.5) million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, the Company's effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(17.9) million and $21.0 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

2031 Notes

In September 2026, the Company issued $750 million aggregate principal amount of unsecured notes that mature on December 15, 2031 (the “2031 Notes”). The principal amount of the 2031 Notes is payable at maturity. The 2031 Notes bear interest at a rate of 6.50% per year, payable semi-annually commencing on December 15, 2026, and may be redeemed in whole or in part at the Company's option at any time at par plus a "make whole" premium. Total proceeds from the issuance of the 2031 Notes, net of underwriting discounts, offering costs and original issue discount, were $734.9 million. The Company used the net proceeds of the 2031 Notes to repay a portion of outstanding indebtedness under the Revolving Credit Facility and Subscription Facility, and for general corporate matters.

In connection with the issuance of the 2031 Notes, the Company entered into an interest rate swap to align the interest rate of its liability with the Company's investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on December 15, 2031, matching the maturity date of the 2031 Notes. As a result of the swap, the Company's effective interest rate on the 2031 Notes is SOFR plus 1.96%. The interest expense related to the 2031 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2026, the effective hedge interest rate swaps had a fair value of $(10.1) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2031 Notes.

For the three and nine months ended September 30, 2026 and 2025 respectively, the components of interest expense related to the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes are as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$33,651	$32,297	$98,245	$95,360
Accretion of original issue discount	612	543	1,732	1,569
Amortization of deferred financing costs	1,297	1,258	3,950	3,849
Total Interest Expense	$35,560	$34,098	$103,927	$100,778

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes. During the three and nine months ended September 30, 2026, the Company received $32.8 million and $97.4 million, respectively, and paid $32.6 million and $95.9 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. During the three and nine months ended September 30, 2025, the Company received $32.3 million and $94.6 million, respectively, and paid $35.9 million and $103.9 million, respectively, related to the settlements of its interest expense in the Company's Consolidated Statement of Operations. See Note 5 for further information about the Company's interest rate swaps.

As of September 30, 2026, the components of the carrying value and the stated interest rates of the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes were as follows.

	September 30, 2026
	2029 Notes	January 2030 Notes	July 2030 Notes	2031 Notes
Principal amount of debt	$750,000	$600,000	$750,000	$750,000
Original issue discount, net of accretion	(3,513)	(622)	(3,543)	(7,563)
Deferred financing costs	(4,976)	(4,741)	(7,040)	(9,314)
Fair value of an effective hedge	(12,849)	(29,457)	(17,871)	(10,118)
Carrying value of debt	$728,662	$565,180	$721,546	$723,005
Stated interest rate	6.50%	5.75%	6.13%	6.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2026, the Company's swap-adjusted interest rate on the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes was SOFR plus 2.45% (on a weighted average basis), 2.55%, 2.01% and 1.96%, respectively.

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

As of September 30, 2026, the Company was in compliance with the terms of the indentures governing the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company's asset coverage was 206.2% and 200.8%, respectively.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Subscription Facility	$500,000	$20,856	$479,144	$19,484
Revolving Credit Facility	2,675,000	1,923,622	726,436	1,904,618
2029 Notes	750,000	750,000	—	728,662
January 2030 Notes	600,000	600,000	—	565,180
July 2030 Notes	750,000	750,000	—	721,546
2031 Notes	750,000	750,000	—	723,005
Total Debt	$6,025,000	$4,794,478	$1,205,580	$4,662,495

(1)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Subscription Facility, Revolving Credit Facility, the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $1.4 million, $19.0 million, $8.5 million, $5.4 million, $10.6 million and $16.9 million, respectively.
(3)
The carrying value of the 2029 Notes, January 2030 Notes, July 2030 Notes, and 2031 Notes are presented inclusive of an incremental $(12.8) million, $(29.5) million, $(17.9) million and $(10.1) million, respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes, resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$57,930	$51,232	$167,694	$150,240
Commitment fees	961	1,631	2,857	4,775
Amortization of deferred financing costs	2,714	3,001	7,930	9,255
Accretion of original issue discount	612	543	1,732	1,569
Swap settlement	(216)	3,582	(1,539)	9,319
Total Interest Expense	$62,001	$59,989	$178,674	$175,158
Average debt outstanding (in millions)	$4,323.0	$3,822.5	$4,236.5	$3,594.4
Weighted average interest rate	5.3%	5.7%	5.2%	5.9%

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

As of September 30, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$31	$246
Aledade, Inc. - Revolver	25,372	62,065
Arcwood Environmental, Inc. - Revolver	—	19,458
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	104,015	116,949
Artisan Bidco, Inc. - Revolver	1,689	4,222
AVSC Holding Corp. - Revolver	16,055	26,580
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29,175	29,175
BCTO Ace Purchaser, Inc. - Revolver	3,214	—
Beam Therapeutics, Inc. - Delayed Draw	150,000	—
Cascade Parent Limited - Revolver	24,444	—
Cirrus (Bidco) Ltd - Delayed Draw	366	448
Cordance Operations, LLC - Delayed Draw	14,866	45,674
Coupa Holdings, LLC - Delayed Draw & Revolver	3,346	20,427
Crewline Buyer, Inc. - Revolver & Equity	16,295	16,295
Crucible Buyer, Inc. - Delayed Draw & Revolver	64,918	—
EC Homecare Holdings Buyer Inc. - Delayed Draw & Revolver	36,303	—
EDB Parent, LLC - Delayed Draw	—	1,124
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,797	6,134
Eventus Buyer, LLC - Delayed Draw & Revolver	18,340	16,157
Flight Intermediate HoldCo, Inc. - Delayed Draw	—	37,352
Frontline Road Safety Operations, LLC - Delayed Draw	109,593	—
Galileo Parent, Inc. - Revolver	—	8,077
Greenshoot Bidco B.V. - Revolver	446	461
Hippo XPA Bidco AB - Delayed Draw & Revolver	2,318	9,407
HireVue, Inc. - Delayed Draw	7,961	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	64,773	62,182
Ingenovis Health Finance, LLC - Revolver	10,000	10,000
Kangaroo Bidco AS - Delayed Draw	22,500	22,500
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	1,441	4,724
Kryptona BidCo US, LLC - Revolver	14,674	14,674
LIHA Holdco B.V. - Delayed Draw & Revolver	516	753
Lynx BidCo - Delayed Draw & Revolver	9,529	15,686
Mindbody, Inc. - Revolver	22,222	—
Omnigo Software, LLC - Delayed Draw & Revolver	10,125	10,125
Otodata Holdings, Inc. - Delayed Draw & Revolver	30,646	—
PDI TA Holdings, Inc. - Revolver	—	3,529
Rail Acquisitions LLC - Delayed Draw & Revolver	7,076	7,076
RainFocus, LLC - Delayed Draw	317	887
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	372	1,231
Raptor US Buyer II Corp. - Revolver	4,059	3,800
Resistance Holdings, Inc. - Revolver	25,000	—
Sapphire Software Buyer, Inc. - Revolver	27,027	27,027
Scorpio Bidco - Delayed Draw	16,667	17,234
Sediver S.p.A. - Delayed Draw	32,518	33,623
Severin Acquisition, LLC - Delayed Draw & Revolver	49,241	52,040
Shiftmove GmbH - Delayed Draw	4,373	4,522
SMA Technologies Holdings, LLC - Revolver	3,991	3,991
Sport Alliance GmbH - Revolver	615	489
Structured Credit Partners JV, LLC - Equity	62,169	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	4,910	6,208
Truck-Lite Co., LLC - Delayed Draw & Revolver	30,601	35,191
USA DeBusk, LLC - Delayed Draw & Revolver	3,893	37,786
Varinem German Bidco GmbH - Delayed Draw	3,820	4,917
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	26,062	37,289

Women's Care Holdings, Inc. - Revolver	10,303	—
Wrangler TopCo, LLC - Delayed Draw & Revolver	14,136	20,065
Total Portfolio Company Commitments (1)(2)	$1,148,120	$857,800

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

Other Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2026, the Company had received Capital Commitments totaling $7.4 billion ($3.0 billion remaining undrawn). As of December 31, 2025, the Company had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Common Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the nine months ended September 30, 2026 and 2025. All shares issued to shareholders in the tables below are newly issued shares.

	For the Nine Months Ended
	September 30, 2026
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2025	December 31, 2025	January 28, 2026	2,612,068
December 31, 2025	December 31, 2025	January 30, 2026	1,680,582
March 31, 2026	March 31, 2026	May 8, 2026	1,834,803
June 30, 2026	June 30, 2026	August 7, 2026	1,943,060
Total Common Shares Issued			8,070,513

	For the Nine Months Ended
	September 30, 2025
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2024	December 31, 2024	January 30, 2025	1,456,909
March 31, 2025	March 31, 2025	May 6, 2025	1,479,035
June 30, 2025	June 30, 2025	August 5, 2025	1,559,071
Total Common Shares Issued			4,495,015

During the nine months ended September 30, 2026, the Company issued 8,070,513 common shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $228.0 million. During the nine months ended September 30, 2025, the Company issued 4,495,015 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $130.7 million.

The following table summarizes the total Common Shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026. There were no common shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received
June 23, 2026	8,677,493	$250,000
September 1, 2026	17,373,129	500,000
	26,050,622	750,000

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
Earnings (losses) per common share — basic and diluted	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in net assets resulting from operations	$116,595	$138,381	$270,573	$424,414
Weighted average Common Shares outstanding—basic and diluted	167,917,394	144,109,918	156,601,888	142,632,179
Earnings (losses) per common share—basic and diluted	$0.69	$0.96	$1.73	$2.98

11. Dividends

The following tables summarize dividends declared during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2026	Base	March 31, 2026	May 7, 2026	$0.70
June 30, 2026	Base	June 30, 2026	August 6, 2026	0.70
September 30, 2026	Base	September 30, 2026	November 5, 2026	0.70
Total Dividends Declared				$2.10

	For the Nine Months Ended
	September 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
March 31, 2025	Base	March 31, 2025	May 5, 2025	$0.67
June 30, 2025	Base	June 30, 2025	August 4, 2025	0.70
September 30, 2025	Base	September 30, 2025	November 10, 2025	0.70
Total Dividends Declared				$2.07

The dividends declared during the nine months ended September 30, 2026 and 2025 were derived from net investment income, determined on a tax basis.

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

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Shares outstanding for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Share Data (1)
Net asset value, beginning of period	$28.51	$28.79

Net investment income (2)	2.77	3.10
Net realized and unrealized gain (loss) (2)	(1.04)	(0.12)
Total from operations	1.73	2.98
Net Common Share Issuance (3)	(0.01)	—
Dividends declared (4)	(2.10)	(2.07)
Total increase (decrease) in net assets	(0.38)	0.91
Net Asset Value, End of Period	$28.13	$29.68
Total return based on net asset value (5)	10.24%	10.49%
Common shares outstanding, end of period	180,406,820	144,703,043
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets without management fee waiver	9.54%	10.42%
Ratio of net expenses to average net assets with management fee waiver	8.02%	8.81%
Ratio of net investment income to average net assets without management fee waiver	11.34%	12.55%
Ratio of net investment income to average net assets with management fee waiver	12.86%	14.16%
Portfolio turnover	18.89%	32.22%
Net assets, end of period	$5,074,638	$4,295,225

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
(5)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus dividends received, assuming reinvestment of dividends, divided by the beginning net asset value per share.
(6)
The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of September 30, 2026.

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in August 2022, through September 30, 2026, we have originated approximately $34.6 billion aggregate principal amount of investments and retained approximately $12.0 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income and long-term capital appreciation primarily by investing in U.S.-domiciled upper middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “upper middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of greater than $75 million, although we may invest in smaller companies on occasion. “EBITDA” means a company’s earnings before interest, tax, depreciation and amortization. As of September 30, 2026, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 92.0% of our total investments based on fair value, had a weighted average annual revenue of $892.7 million and weighted average annual EBITDA of $250.9 million. As of September 30, 2026, our core portfolio companies had a median annual revenue of $250.4 million and median annual EBITDA of $84.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2026, the largest investment in a single issuer based on fair value represented 4.0% of our total investment portfolio.

As of September 30, 2026, the average investment size in each of our portfolio companies was approximately $118.1 million based on fair value.

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

As of September 30, 2026, the largest industry represented 20.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2026, approximately 94.4% of our portfolio was invested in secured debt, including 94.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended September 30, 2026, the weighted average term on new debt investment commitments in new portfolio companies was 5.9 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. We seek transactions that are too small for the traditional high yield market. We look to invest in companies that value our commitment and ability to originate an investment that meets their goals and fits within their existing capital structure.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2026, we had call protection on 82.8% of our debt investments based on fair value, with weighted average call prices of 108.7% for the first year, 104.7% for the second year and 101.9% for the third year, in each case from the date of the initial investment. As of September 30, 2026, 98.0% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $140 billion of assets under management as of September 30, 2026. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, and Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 750 investment and operating professionals. As of September 30, 2026, eighty-one (81) of these personnel are dedicated to direct lending, including sixty-seven (67) investment professionals.

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

Further contributing to economic uncertainty, the current U.S. presidential administration has implemented and may continue to implement, significant changes to U.S. trade policy, tax policy and the enforcement of various regulations and a reduction of the size of the federal government (and government spending). These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government has introduced tariffs on goods imported from various countries to the United States and countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring macroeconomic developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of September 30, 2026, 98.0% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2026, 8.5% and 8.2%, respectively, of our total investment income was comprised of PIK interest. For the three and nine months ended September 30, 2025, 8.0% and 7.0%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2026, our portfolio based on fair value consisted of 94.0% first-lien debt investments, 0.4% second-lien debt investments, 2.6% mezzanine investments, 0.4% joint venture investments and 2.6% equity investments. As of December 31, 2025, our portfolio based on fair value consisted of 94.5% first-lien debt investments, 0.5% second-lien debt investments, 2.7% mezzanine investments and 2.3% equity investments.

As of September 30, 2026 and December 31, 2025, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.4% and 10.0% respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.4% and 10.3%, respectively.

As of September 30, 2026 and December 31, 2025, we had investments in 78 and 74 portfolio companies, respectively, with an aggregate fair value of $9,213.2 million and $8,108.7 million.

For the three months ended September 30, 2026, the principal amount of new investments funded was $987.2 million in six new portfolio companies and four existing portfolio companies. For this period, we had $415.6 million aggregate principal amount in exits, sales and repayments.

For the three months ended September 30, 2025, the principal amount of new investments funded was $694.3 million in four new portfolio companies and five existing portfolio companies. For this period, we had $508.8 million aggregate principal amount in exits, sales and repayments.

Our investment activity for the three months ended September 30, 2026 and September 30, 2025, is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2026	September 30, 2025
New investment commitments:
Gross originations (1)	$1,296.5	$3,640.5
Less: Syndications/sell downs (1)	211.5	2,812.4
Total new investment commitments	$1,085.0	$828.1
Principal amount of investments funded:
First-lien	$919.1	$694.3
Second-lien	—	—
Mezzanine	—	—
Equity	56.0	—
Joint Venture	12.1	—
Total	$987.2	$694.3
Principal amount of investments sold or repaid:
First-lien	$415.6	$502.2
Second-lien	—	—
Mezzanine	—	—
Equity	—	6.6
Joint Venture	—	—
Total	$415.6	$508.8
Number of new investment commitments in new portfolio companies	6	4
Average new investment commitment amount in new portfolio companies	$180.0	$178.6
Weighted average term for new investment commitments in new portfolio companies (in years)	5.9	5.9
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	9.6%	10.6%
Weighted average spread over reference rate of new floating rate investment commitments	5.7%	6.8%
Weighted average interest rate on investments fully sold or paid down	10.0%	11.2%

(1)
Includes affiliates of Sixth Street.

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
($ in millions) (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$8,687.8	$8,658.6	$7,483.9	$7,659.9
Second-lien debt investments	40.0	40.5	35.3	37.4
Mezzanine debt investments	234.8	240.1	215.2	222.4
Equity investments	213.8	234.0	158.5	189.0
Joint venture investments	37.8	40.0	—	—
Total	$9,214.3	$9,213.2	$7,892.9	$8,108.7

(1)
Table may not sum due to rounding.

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in millions) (1)	Fair Value	Percentage	Fair Value	Percentage
Performing	$9,138.9	99.2%	$8,108.4	100.0%
Non-Accrual (2)(3)	74.3	0.8	0.2	0.0
Total	$9,213.2	100.0%	$8,108.7	100.0%

	September 30, 2026		December 31, 2025
($ in millions) (1)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$9,050.6	98.2%	$7,891.3	100.0%
Non-Accrual (2)(3)	163.7	1.8	1.6	0.0
Total	$9,214.3	100.0%	$7,892.9	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities (1)	10.4%	10.0%
Weighted average interest rate of debt and income producing securities	10.0%	9.7%
Weighted average spread over reference rate of all floating rate investments	6.1%	5.9%

(1)
Weighted average total portfolio yield at fair value was 10.1% at September 30, 2026 and 9.8% at December 31, 2025.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2026		December 31, 2025
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$7,873.1	85.5%	$7,827.6	96.5%
2	671.9	7.3	230.1	2.9
3	593.9	6.4	50.8	0.6
4	—	—	—	—
5 (1)	74.3	0.8	0.2	0.0
Total	$9,213.2	100.0%	$8,108.7	100.0%

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

As of September 30, 2026, SCP had total capital commitments of $600.0 million comprised of $100.0 million of capital commitments from Sixth Street Lending Partners, $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of September 30, 2026, SCP had the following contributed capital and unfunded commitments from its members:

($ in millions)	September 30, 2026
Total contributed capital by Sixth Street Lending Partners	$37.8
Total contributed capital by Sixth Street Specialty Lending, Inc.	75.6
Total contributed capital by Carlyle	113.5
Total contributed capital	$226.9
Total unfunded commitments by Sixth Street Lending Partners	62.2
Total unfunded commitments by Sixth Street Specialty Lending, Inc.	124.4
Total unfunded commitments by Carlyle	186.5
Total unfunded commitments	$373.1

For the three and nine months ended September 30, 2026, SCP declared $9.8 million and $15.5 million, respectively, in distributions, of which $1.6 million and $2.6 million, respectively, was recognized as dividend income in the Company's Consolidated Statements of Operations. As of September 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 20.3%.

Below is a summary of SCP's portfolio as of September 30, 2026:

As of
($ in millions)	September 30, 2026
Total investments (1)	$2,157.5
Weighted average yield on total investments at amortized cost	6.95%
Weighted average yield on total investments at fair value	6.96%
Weighted average spread on investments	2.77%
Number of portfolio companies in SCP	461
Percentage of loans at floating interest rates	99.64%

(1)
At par amount.

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and September 30, 2025, were as follows:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$247.1	$235.7	$703.1	$717.3
Less: Net expenses	100.4	93.1	269.9	275.2
Net investment income before income taxes	146.7	142.6	433.2	442.2
Less: Income taxes, including excise taxes (3)	0.0	—	0.0	0.0
Net investment income	146.7	142.6	433.2	442.2
Net realized gains (losses) (2)(3)	(0.0)	0.8	1.5	(1.7)
Net change in unrealized gains (losses) (2)	(30.1)	(5.0)	(164.1)	(16.1)
Net increase (decrease) in net assets resulting from operations	$116.6	$138.4	$270.6	$424.4

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest from investments	$217.3	$197.0	$615.4	$629.6
Paid-in-kind interest income	20.9	19.0	57.6	50.3
Dividend income	1.6	—	2.6	4.6
Other income	7.3	19.7	27.5	32.9
Total investment income	$247.1	$235.7	$703.1	$717.3

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $197.0 million for the three months ended September 30, 2025 to $217.3 million for the three months ended September 30, 2026. The increase in interest from investments was primarily the result of growth in our investment portfolio for the three months ended September 30, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $19.0 million for the three months ended September 30, 2025 to $20.9 million for the three months ended September 30, 2026, primarily due to increased PIK investments. There was no dividend income for the three months ended September 30, 2025. Dividend income for the three months ended September 30, 2026 was $1.6 million, primarily due to increased dividend yielding investments in 2026. Other income decreased from $19.7 million for the three months ended September 30, 2025 to $7.3 million for the three months ended September 30, 2026 primarily due to decreased miscellaneous fees earned.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $629.6 million for the nine months ended September 30, 2025 to $615.4 million for the nine months ended September 30, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for nine months ended September 30, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $50.3 million for the nine months ended September 30, 2025 to $57.6 million for the nine months ended September 30, 2026, primarily due to increased PIK investments. Dividend income decreased from $4.6 million for the nine months ended September 30, 2025 to $2.6 million for nine months ended September 30, 2026, primarily due to the timing of dividend payments in 2026. Other income decreased from $32.9 million for the nine months ended September 30, 2025 to $27.5 million for the nine months ended September 30, 2026 primarily due to decreased amendment and miscellaneous fees earned.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025, were as follows:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest	$62.0	$60.0	$178.7	$175.2
Management fees (net of waivers)	11.7	10.2	32.5	29.8
Incentive fees on net investment income	21.0	20.2	59.8	62.6
Incentive fees on net capital gains (losses)	—	(1.0)	(14.9)	(3.8)
Professional fees	3.7	1.7	7.5	5.9
Trustees fees	0.2	0.2	0.6	0.5
Other general and administrative	1.8	1.8	5.8	5.0
Net Expenses	$100.4	$93.1	$269.9	$275.2

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing costs, increased from $60.0 million for the three months ended September 30, 2025 to $62.0 million for the three months ended September 30, 2026. This increase was primarily due to an increase in average debt outstanding from $3,822.5 million for the three months ended September 30, 2025 to $4,323.0 million for the three months ended September 30, 2026. This was offset by a decrease in the weighted average interest rate in our debt outstanding which decreased from

5.7% for the three months ended September 30, 2025 to 5.3% for the three months ended September 30, 2026 due to a change in the mix of our debt financing sources and a change in reference rates.

Interest expense, including other debt financing costs, increased from $175.2 million for the nine months ended September 30, 2025 to $178.7 million for the nine months ended September 30, 2026. This increase was primarily due to an increase in average debt outstanding from $3,594.4 million for the nine months ended September 30, 2025 to $4,236.5 million for the nine months ended September 30, 2026. This was offset by a decrease in the weighted average interest rate in our debt outstanding which decreased from 5.9% for nine months ended September 30, 2025 to 5.2% for the nine months ended September 30, 2026 due to a change in the mix of our debt financing sources and a change in reference rates.

Management Fees

Management Fees (gross of waivers) increased from $28.1 million for the three months ended September 30, 2025 to $29.3 million for the three months ended September 30, 2026 due to an increase in average assets for the three months ended September 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) increased from $10.2 million for the three months ended September 30, 2025 to $11.7 million for the three months ended September 30, 2026. For the three months ended September 30, 2026 and 2025, the Adviser waived Management Fees of $17.6 million and $17.9 million, respectively.

Management Fees (gross of waivers) increased from $79.9 million for the nine months ended September 30, 2025 to $83.8 million for the nine months ended September 30, 2026 due to an increase in average assets for the nine months ended September 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) increased from $29.8 million for the nine months ended September 30, 2025 to $32.5 million for the nine months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, the Adviser waived Management Fees of $51.3 million and $50.1 million, respectively.

Incentive Fees

Incentive Fees related to pre-incentive net investment income increased from $20.2 million for the three months ended September 30, 2025 to $21.0 million for the three months ended September 30, 2026. For the three months ended September 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the three months ended September 30, 2025, $(1.0) million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-incentive net investment income decreased from $62.6 million for the nine months ended September 30, 2025 to $59.8 million for the nine months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, $(14.9) million and $(3.8) million were accrued related to Capital Gains Fees, respectively. As of September 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.7 million for the three months ended September 30, 2025 to $3.7 million for the three months ended September 30, 2026. For the three months ended September 30, 2026 and 2025, Trustees Fees were $0.2 million and $0.2 million, respectively. For the three months ended September 30, 2026 and 2025, Other general and administrative expenses were $1.8 million and $1.8 million, respectively.

Professional fees increased from $5.9 million for the nine months ended September 30, 2025 to $7.5 million for the nine months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, Trustees Fees were $0.6 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, Other general and administrative expenses were $5.8 million and $5.0 million, respectively.

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

For both the three and nine months ended September 30, 2026, we recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2025, we recorded no net expense and a net expense of less than $0.1 million, respectively, for U.S. federal excise tax and other taxes.

For both the three and nine months ended September 30, 2026, there was no recorded deferred tax liability. For both the three and nine months ended September 30, 2025, we recorded no provision pertaining to net unrealized gains from our investments. For both the three and nine months ended September 30, 2025, we recognized a tax provision of $1.1 million pertaining to net realized gains from one of our investments.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gains (losses) on investments	$—	$6.2	$1.7	$15.1
Net realized gains (losses) on foreign currency investments (2)	0.2	0.0	0.2	0.0
Net realized gains (losses) on foreign currency transactions (3)	(0.1)	(4.2)	(0.5)	(15.0)
Net realized gains (losses) on foreign currency borrowings (2)	(0.1)	(0.1)	(0.0)	(0.8)
Income tax provision on net realized gains (losses)	—	(1.1)	—	(1.1)
Net Realized Gains (Losses) (2)	(0.0)	$0.8	$1.5	$(1.7)

Change in unrealized gains on investments	$26.6	$25.6	$23.0	$207.1
Change in unrealized (losses) on investments	(68.6)	(44.9)	(239.8)	(87.5)
Net Change in Unrealized Gains (Losses) on Investments	$(41.9)	$(19.3)	$(216.8)	$119.6

Unrealized gains (losses) on foreign currency transactions (2)(3)	(0.0)	7.4	0.0	1.7
Unrealized gains (losses) on foreign currency borrowings	11.9	6.0	52.7	(137.4)
Income tax provision on unrealized gains (losses)	—	0.8	—	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$11.8	$14.2	$52.7	$(135.7)
Net Change in Unrealized Gains (Losses)	$(30.1)	$(5.0)	$(164.1)	$(16.1)

(1)
Table may not sum due to rounding.
(2)
Amounts round to less than $0.1 million.
(3)
Includes foreign exchange hedging activity.

For the three and nine months ended September 30, 2026, we had no net realized gains or losses on investments and net realized gains on investments of $1.7 million, respectively. For the three and nine months ended September 30, 2026, we had net realized gains on foreign currency investments of $0.2 million and $0.2 million, respectively. For the three and nine months ended September 30, 2026, we had net realized losses of $0.1 million and $0.5 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2026, we had net realized losses of $0.1 million and less than $0.1 million, respectively, on foreign currency borrowings.

For the three months ended September 30, 2026, we had $26.6 million in unrealized gains on 36 portfolio company investments, which was offset by $68.6 million in unrealized losses on 45 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, the reversal of prior period unrealized gains due to the realization of investments, negative portfolio company specific developments and fluctuations in foreign exchange rates. For the nine months ended September 30, 2026, we had $23.0 million in unrealized gains on 19 portfolio company investments, which was offset by $239.8 million in unrealized losses on 68 portfolio company investments. Unrealized gains primarily resulted from positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, negative portfolio company specific developments, the reversal of prior period unrealized gains due to the realization of investments, and fluctuations in foreign exchange rates.

For the three and nine months ended September 30, 2026, we had less than $0.1 million of unrealized losses and less than $0.1 million of unrealized gains, respectively, on foreign currency transactions. For the three and nine months ended September 30, 2026, we had unrealized gains of $11.9 million and $52.7 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, CAD and SEK exchange rates. For both the three and nine months ended September 30, 2026, we had no unrealized gains or losses, related to a deferred tax liability.

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

For the three months ended September 30, 2025, we had $25.6 million in unrealized gains on 29 portfolio company investments, which was offset by $44.9 million in unrealized losses on 46 portfolio company investments. Unrealized gains primarily resulted from positive portfolio company specific developments, and tightening credit spreads. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of the investments, fluctuations in GBP exchange rates, widening credit spreads and negative portfolio company specific developments. For the nine months ended September 30, 2025, we had $207.1 million in unrealized gains on 51 portfolio company investments, which was offset by $87.5 million in unrealized losses on 32 portfolio company investments. Unrealized gains primarily resulted from fluctuations in GBP, EUR, CAD, and SEK exchange rates, tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to the realization of investments and negative portfolio company specific developments.

For the three and nine months ended September 30, 2025, we had $7.4 million and $1.7 million, respectively, of unrealized gains on foreign currency transactions. For the three and nine months ended September 30, 2025, we had unrealized gains of $6.0 million and unrealized losses of $137.4 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the GBP, EUR, and SEK exchange rates. For the three and nine months ended September 30, 2025, we had unrealized gains of $0.8 million and no unrealized gains or losses, related to a deferred tax liability.

Realized Gross Internal Rate of Return

Since we began investing in 2022 through September 30, 2026, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.7% (based on total capital invested of $3.3 billion and total proceeds from these exited investments of $4.0 billion). Ninety-eight percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Credit Facilities to fund these investments. For the three and nine months ended September 30, 2026, we had unrealized gains of $11.9 million and $52.7 million, respectively on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, we had unrealized gains of $6.0 million and unrealized losses of $137.4 million, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2025. See Note 2 for additional disclosure regarding our accounting for foreign currency. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 206.2% and 200.8%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our Credit Facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2026, taken together with cash available under our Credit Facilities, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we had approximately $479.1 million and $726.4 million of availability on our Subscription Facility and Revolving Credit Facility, respectively, subject to asset coverage limitations.

As of September 30, 2026, we had $622.6 million in cash and cash equivalents, including $77.2 million of restricted cash. For the nine months ended September 30, 2026, cash used in operating activities was $1,005.3 million, primarily attributable to funding portfolio investments of $2,465.4 million and other net operating activities of $253.0 million, which was partially offset by an increase in net assets resulting from operations of $270.6 million, repayments and proceeds from investments of $1,225.6 million and net change in unrealized losses from investments of $216.9 million. Cash provided by financing activities was $1,173.2 million during the period due to borrowings of $4,019.7 million and proceeds from capital calls of $750.0 million, which were partially offset by paydowns on debt of $3,328.6 million and other financing activities of $267.9 million.

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

Equity

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2026, we had received Capital Commitments totaling $7.4 billion ($3.0 billion remaining undrawn). As of December 31, 2025, we had received Capital Commitments totaling $7.4 billion ($3.7 billion remaining undrawn).

The following table summarizes the total Common Shares issued and proceeds received related to our capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026. There were no Common Shares issued and proceeds received related to the Company's capital drawdown delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025.

Common Share Issuance Date	Number of Common Shares Issued	Proceeds Received ($ in millions)
June 23, 2026	8,677,493	$250.0
September 1, 2026	17,373,129	500.0
	26,050,622	$750.0

During the nine months ended September 30, 2026, we issued 8,070,513 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $228.0 million. During the nine months ended September 30, 2025, we issued 4,495,015 Common Shares to investors who have not opted out of our dividend reinvestment plan for proceeds of $130.7 million.

Debt

Subscription Facility

On September 1, 2022, we entered into a revolving credit agreement (as amended, the “Subscription Facility”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), letter of credit issuer, lead arranger, as a lender and aggregate commitments under the Subscription Facility were $400 million.

Pursuant to the third amendment to the Subscription Facility dated as of August 28, 2026 (the “Subscription Facility Third Amendment”), we exercised our option to extend the stated maturity date to August 27, 2027. As of September 30, 2026, aggregate commitments under the Subscription Facility were $500 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, we had outstanding debt denominated in British pounds (GBP) of 9.8 million, and Euros (EUR) of 6.9 million on our Subscription Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 10.3 million, and Euros (EUR) of 7.3 million on its Subscription Facility, included in the outstanding principal amount in the table below.

The amount available for borrowing under the Subscription Facility is reduced by any letters of credit issued through the Subscription Facility. As of September 30, 2026 and December 31, 2025, we had no outstanding letters of credit issued through the Subscription Facility.

The Subscription Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.

As of September 30, 2026 and December 31, 2025, we were in compliance with the terms of the Subscription Facility.

Revolving Credit Facility

On January 19, 2023, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”) with Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., Royal Bank of Canada, State Street Bank and Trust Company and Wells Fargo Bank, N.A., as joint lead arrangers, and certain other lenders.

As of September 30, 2026, aggregate commitments under the Revolving Credit Facility were $2.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $4.0125 billion.

Pursuant to the Fifth Amendment dated May 1, 2026, with respect to $2.475 billion of commitments, the termination of the revolving period was extended to May 1, 2030 and the stated maturity was extended to May 1, 2031 and the uncommitted accordion was increased from up to $3.42 billion to up to $4.0125 billion.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, we had outstanding debt denominated in British pounds (GBP) of 246.7 million, Canadian dollars (CAD) of 144.5 million, Euros (EUR) of 1,062.5 million and Swedish Krona (SEK) of 871.8 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in British pounds (GBP) of 244.7 million, Canadian dollars (CAD) of 142.0 million, Euros (EUR) of 974.5 million and Swedish Krona (SEK) of 218.0 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $100 million. As of September 30, 2026, we had $24.9 million in outstanding letters of credit issued through the Revolving Credit Facility. As of December 31, 2025, we had $32.0 million in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.525%, 1.65%, or 1.775%, or the base rate plus a margin of either 0.525%, 0.65% or 0.775%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. We may elect either the applicable reference rate or base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.325% per annum on the unused commitments and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

We entered into two interest rate swaps to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rate swaps are $600.0 million and $150.0 million, respectively, each of which matures on March 11, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.45% (on a weighted average basis). The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(12.8) million and $15.1 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the January 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $600.0 million which matures on January 15, 2030, matching the maturity date of the January 2030 Notes. As a result of the swap, our effective interest rate on the January 2030 Notes is SOFR plus 2.55%. The interest expense related to the January 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(29.5) million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the January 2030 Notes.

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

In connection with the issuance of the July 2030 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on July 15, 2030, matching the maturity date of the July 2030 Notes. As a result of the swap, our effective interest rate on the July 2030 Notes is SOFR plus 2.01%. The interest expense related to the July 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(17.9) million and $21.0 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the July 2030 Notes.

2031 Notes

In September 2026, we issued $750 million aggregate principal amount of unsecured notes that mature on December 15, 2031 (the “2031 Notes”). The principal amount of the 2031 Notes is payable at maturity. The 2031 Notes bear interest at a rate of 6.50% per year, payable semi-annually commencing on December 15, 2026, and may be redeemed in whole or in part at our option at any time at par plus a "make whole" premium. Total proceeds from the issuance of the 2031 Notes, net of underwriting discounts, offering costs and original issue discount, were $734.9 million. We used the net proceeds of the 2031 Notes to repay a portion of outstanding indebtedness under the Revolving Credit Facility and Subscription Facility, and for general corporate matters.

In connection with the issuance of the 2031 Notes, we entered into an interest rate swap to align the interest rate of its liability with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $750.0 million which matures on December 15, 2031, matching the maturity date of the 2031 Notes. As a result of the swap, our effective interest rate on the 2031 Notes is SOFR plus 1.96%. The interest expense related to the 2031 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026, the effective hedge interest rate swaps had a fair value of $(10.1) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2031 Notes.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions) (1)	Amount Committed	Principal	Available (2)	Value (3)(4)
Subscription Facility	$500.0	$20.9	$479.1	$19.5
Revolving Credit Facility	2,675.0	1,923.6	726.4	1,904.6
2029 Notes	750.0	750.0	—	728.7
January 2030 Notes	600.0	600.0	—	565.2
July 2030 Notes	750.0	750.0	—	721.5
2031 Notes	750.0	750.0	—	723.0
Total Debt	$6,025.0	$4,794.5	$1,205.6	$4,662.5

(1)
Table may not sum due to rounding.
(2)
The amount available may be subject to limitations related to the borrowing base under the Subscription Facility, the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(3)
The carrying values of the Subscription Facility, the Revolving Credit Facility, the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes are presented net of deferred financing costs and original issue discounts of $1.4 million, $19.0 million, $8.5 million, $5.4 million, $10.6 million and $16.9 million, respectively.
(4)
The carrying value of the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes are presented inclusive of an incremental $(12.8) million, $(29.5) million, $(17.9) million and $(10.1) million respectively, which represents an adjustment in the carrying value of the 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our Credit Facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver (3)	$0.0	$0.2
Aledade, Inc. - Revolver	25.4	62.1
Arcwood Environmental, Inc. - Revolver	—	19.5
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	104.0	116.9
Artisan Bidco, Inc. - Revolver	1.7	4.2
AVSC Holding Corp. - Revolver	16.1	26.6
Azurite Intermediate Holdings, Inc. - Revolver & Equity	29.2	29.2
BCTO Ace Purchaser, Inc. - Revolver	3.2	—
Beam Therapeutics, Inc. - Delayed Draw	150.0	—
Cascade Parent Limited - Revolver	24.4	—
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations, LLC - Delayed Draw	14.9	45.7
Coupa Holdings, LLC - Delayed Draw & Revolver	3.3	20.4
Crewline Buyer, Inc. - Revolver & Equity	16.3	16.3
Crucible Buyer, Inc - Delayed Draw & Revolver	64.9	—
EC Homecare Holdings Buyer, Inc. - Delayed Draw & Revolver	36.3	—
EDB Parent, LLC - Delayed Draw	—	1.1
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.8	6.1
Eventus Buyer, LLC - Delayed Draw & Revolver	18.3	16.2
Flight Intermediate HoldCo, Inc. - Delayed Draw	—	37.4
Frontline Road Safety Operations, LLC - Delayed Draw	109.6	—
Galileo Parent, Inc. - Revolver	—	8.1
Greenshoot Bidco B.V. - Revolver	0.5	0.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	2.3	9.4
HireVue, Inc. - Delayed Draw	8.0	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	64.8	62.2
Ingenovis Health Finance, LLC - Revolver	10.0	10.0
Kangaroo Bidco AS - Delayed Draw	22.5	22.5
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	1.4	4.7
Kryptona BidCo US, LLC - Revolver	14.7	14.7
LIHA Holdco B.V. - Delayed Draw & Revolver	0.5	0.8
Lynx BidCo - Delayed Draw & Revolver	9.5	15.7
Mindbody, Inc. - Revolver	22.2	—
Omnigo Software, LLC - Delayed Draw & Revolver	10.1	10.1
Otodata Holdings, Inc. - Delayed Draw & Revolver	30.6	—
PDI TA Holdings, Inc. - Revolver	—	3.5
Rail Acquisitions LLC - Delayed Draw & Revolver	7.1	7.1
RainFocus, LLC - Delayed Draw	0.3	0.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	0.4	1.2
Raptor US Buyer II Corp. - Revolver	4.1	3.8
Resistance Holdings, Inc. - Revolver	25.0	—
Sapphire Software Buyer, Inc. - Revolver	27.0	27.0
Scorpio Bidco - Delayed Draw	16.7	17.2
Sediver S.p.A. - Delayed Draw	32.5	33.6
Severin Acquisition, LLC - Delayed Draw & Revolver	49.2	52.0
Shiftmove GmbH - Delayed Draw	4.4	4.5
SMA Technologies Holdings, LLC - Revolver	4.0	4.0
Sport Alliance GmbH - Revolver	0.6	0.5
Structured Credit Partners JV, LLC - Equity	62.2	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	4.9	6.2
Truck-Lite Co., LLC - Delayed Draw & Revolver	30.6	35.2
USA DeBusk, LLC - Delayed Draw & Revolver	3.9	37.8
Varinem German Bidco GmbH - Delayed Draw	3.8	4.9
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	26.1	37.3
Women's Care Holdings, Inc. - Revolver	10.3	—

Wrangler TopCo, LLC - Delayed Draw & Revolver	14.1	20.1
Total Portfolio Company Commitments (1)(2)	$1,148.1	$857.8

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

Other Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2026 is as follows:

	Payments Due by Period
		Less than
($ in millions) (1)	Total	1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$20.9	$20.9	$—	$—	$—
Revolving Credit Facility	1,923.6	—	—	1,923.6	—
2029 Notes	750.0	—	750.0	—	—
January 2030 Notes	600.0	—	—	600.0	—
July 2030 Notes	750.0	—	—	750.0	—
2031 Notes	750.0	—	—	—	750.0
Total Contractual Obligations	$4,794.5	$20.9	$750.0	$3,273.6	$750.0

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

As of September 30, 2026, 98.0% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2029 Notes, January 2030 Notes, July 2030 Notes and 2031 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$264.7	$143.8	$120.9
Up 200 basis points	$176.5	$95.9	$80.6
Up 100 basis points	$88.2	$47.9	$40.3
Down 25 basis points	$(22.1)	$(12.0)	$(10.1)
Down 50 basis points	$(44.1)	$(24.0)	$(20.1)
Down 75 basis points	$(66.2)	$(36.0)	$(30.2)
Down 100 basis points	$(88.2)	$(47.9)	$(40.3)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on September 4, 2026, for information about unregistered sales of our Common Shares during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 22, 2022)
3.2	Amended and Restated Bylaws dated August 4, 2026 (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2026)
4.1

Fifth Supplemental Indenture, dated as of September 21, 2026, between Sixth Street Lending Partners and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 21, 2026)

4.2	Form of 6.500% Note Due 2031 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2026 and incorporated by reference herein)
4.3

Registration Rights Agreement, dated as of September 21, 2026, relating to the 6.500% Notes Due 2031, by and among Sixth Street Lending Partners and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 21, 2026)

10.1

Purchase Agreement dated September 14, 2026, by and among Sixth Street Lending Partners, Sixth Street Lending Partners Advisers, LLC and BofA Securities, Inc., as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2026)

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

Sixth Street Lending Partners

Date: November 4, 2026	By:	/s/ Robert ("Bo") Stanley
Robert ("Bo") Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)